Form 10QSB
period 1996-06-30
CARIBBEAN CIGAR CO
filed 1996-09-16
CIK 1009769

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from          to
                         Commission file number 0-21081

                             CARIBBEAN CIGAR COMPANY
             (Exact name of registrant as specified in its charter)

           Florida                                             65-0613303
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

                     6265 S.W. Eighth Street, Miami, Florida
                    (Address of principal executive offices)

                                      33144
                                   (Zip Code)

                                 (305) 267-3911
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
    ---     ---

         State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

                    5,324,998 shares as of September 10, 1996

                                     PART I

Item 1.  Financial Statements

                             CARIBBEAN CIGAR COMPANY

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                       June
                                                                                        30,            March 31,
                                                                                       1996              1996
                                                                                    ----------        ----------
                                                                                    (Unaudited)
Current assets:
  Cash                                                                              $  211,427        $  748,801
  Accounts receivable                                                                  169,390            31,873
  Note receivable from stockholder                                                      18,000            18,000
  Inventory                                                                            646,085           379,466
  Prepaid expenses and other receivables                                               603,941            24,893
                                                                                    ----------        ----------
      Total current assets                                                           1,648,843         1,203,033

Property and equipment (net)                                                           604,663           432,169

Deposits and other assets                                                               91,203            23,200
                                                                                    ----------        ----------
                                                                                    $2,344,709        $1,658,402
                                                                                    ==========        ==========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                                  $  406,932        $  218,268
  Accrued expenses and taxes payable                                                   218,774            96,223
                                                                                    ----------        ----------
      Total current liabilities                                                        625,706           314,491
                                                                                    ----------        ----------
Due to stockholder                                                                      49,621            49,621
                                                                                    ----------        ----------
Commitments and contingencies                                                               --                --

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized, none issued and outstanding                                                 --                --
  Common stock, $.001 value; 10,000,000 shares
    authorized; June 30, 1996 - issued and outstanding - 3,586,269; March 31,
    1996 - issued
    and outstanding - 3,408,369                                                          3,586             3,408
  Capital in excess of par value                                                     2,498,489         1,852,945
  Accumulated deficit                                                                 (827,726)         (550,743)
                                                                                    ----------        ----------
                                                                                     1,674,349         1,305,610
  Unearned compensation                                                                 (4,967)          (11,320)
                                                                                    ----------        ----------
                                                                                     1,669,382         1,294,290
                                                                                    ----------        ----------
                                                                                    $2,344,709        $1,658,402
                                                                                    ==========        ==========


The accompanying notes are an integral part hereof.

                             CARIBBEAN CIGAR COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              June 30,
                                                    ----------------------------
                                                       1996               1995
                                                    ----------        ----------
Sales                                               $1,272,307        $  119,235

Cost of goods sold                                     885,688            94,467
                                                    ----------        ----------

Gross profit                                           386,619            24,768
                                                    ----------        ----------

Selling expenses                                       338,057            25,986
General and administrative expenses                    324,471            24,536
Interest expense                                         1,074                --
                                                    ----------        ----------
                                                       663,602            50,522
                                                    ----------        ----------

Net (loss)                                          $ (276,983)       $  (25,754)
                                                    ==========        ==========

Loss per common share                               $     (.08)       $     (.01)
                                                    ==========        ==========

Weighted average number of shares outstanding        3,408,944         3,408,944
                                                    ==========        ==========






The accompanying notes are an integral part hereof.

                             CARIBBEAN CIGAR COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                          June 30,
                                                                 -------------------------
                                                                   1996             1995
                                                                 ---------        --------
Cash flows from operating activities:
  Net (loss)                                                     $(276,983)       $(25,754)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                 30,170           2,447
      Amortization of unearned compensation                          1,757              --
      Cancellation of stock issued for compensation                   (904)             --
      Common stock issued for compensation                          36,000              --
      (Increase) in accounts receivable                           (137,517)           (579)
      (Increase) in inventory                                     (266,619)        (12,320)
      (Increase) in prepaid expenses and other receivables        (579,048)             --
      (Increase) in deposits and other assets                      (68,003)             --
      Increase in accounts payable                                 188,664           9,560
      Increase in accrued expenses and taxes payable               122,551           1,775
                                                                 ---------        --------
Net cash (used) by operating activities                           (949,932)        (24,871)
                                                                 ---------        --------
Cash flows from investing activities:
  Additions to property and equipment                             (202,664)         (1,075)
                                                                 ---------        --------
Net cash (used) by investing activities                           (202,664)         (1,075)
                                                                 ---------        --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                           615,222               --
  Advances from stockholder                                             --           25,946
                                                                 ---------        ---------
Net cash provided by financing activities                          615,222           25,946
                                                                 ---------        ---------
Net (decrease) in cash                                            (537,374)              --
Cash at beginning of period                                        748,801              250
                                                                 ---------        ---------
Cash at end of period                                            $ 211,427        $     250
                                                                 =========        =========

Supplemental information:

  Cash paid for interest                                         $   1,074        $      --
  Cash paid for federal income tax                                      --               --




The accompanying notes are an integral part hereof.

                             CARIBBEAN CIGAR COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

            In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of June 30, 1996, and the results of its operations and cash flows for the three months ended June 30, 1996 and 1995. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the company's audited financial statements and notes thereto for the year ended March 31, 1996 included in its Form SB2 filed in July 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

1. (Loss) per Share:

            (Loss) per share for the three months ended June 30, 1996 and 1995 is based upon the weighted average number of shares of common stock outstanding during the period. The calculation gives retroactive effect (as if to inception of the company) to those shares issued to founders at par value. Additionally, stock and stock options issued during fiscal 1996 have been treated as outstanding since October 3, 1994 (inception), the dilutive effective of which was computed using the treasury stock method.

2. On August 6, 1996, the company an initial public offering of its Common Stock and warrants. The net proceeds of the offering were approximately $8,800,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

PERIODS ENDED JUNE 30, 1996 AND 1995

The results of operations for the three months ended June 30, 1996 are not readily comparable with the results of operations for the three months ended June 30, 1995. During the three months ended June 30, 1995, the company's sole business was the operation of one retail store in Key Largo, Florida. This was operated as a sole proprietorship, and sold cigars and other products manufactured by others. In approximately January 1996, the company commenced manufacturing cigars, and established distribution channels to premium tobacco stores.

The company's sales for the three months ended June 30, 1996 were approximately $1,272,300, representing an increase of 967% from the company's sales for the three months ended June 30, 1995, which were approximately $119,200. This increase is attributed to the increase in manufacturing volume, the opening of a second store in Miami Beach, Florida, and the wholesale distribution of its cigars and other products. The primary source of revenue for 1995 was from retail sales at the Key Largo store, as compared to the two stores and factory sales in 1996. The combined sales of these stores was approximately $344,800 or 28% of total sales. The remaining sales of $927,500 or 72% of revenue, was attributable to wholesale sales from the company's cigar factory.

Gross profit increased to approximately $386,600, or approximately 30% of sales, for the three months ended June 30, 1996 as compared to approximately $24,800, or approximately 21% of sales in the three months ended June 30, 1995, an increase of 1458%. The increase in gross margin reflects (i) the commencement of manufacturing and wholesale distribution in January 1996; and (ii) the opening of a second retail store in Miami Beach, Florida.

Selling expenses for the three months ended June 30, 1996 were approximately $320,300 as compared to approximately $26,000 for the three months ended June 30, 1995, representing a 1200% increase. The increase in selling expenses reflects the expanded nature of the company's operations, coupled with the advertising and promotional expense associated with the creation of three national brands of cigars. During the three months ended June 30, 1996, the company expanded its retail base with the opening of a second store and the commencement of a wholesale marketing effort. During the three months ended June 30, 1995, the company had only modest selling expenses relating to its one retail store in Key Largo.

General and administrative expenses for the three months ended June 30, 1996 were approximately $324,500 as compared to approximately $24,500 for the comparable period of 1995. This represented an increase of approximately 1224%. This increase is due to the expanded nature of the company's operations and includes approximately $151,000 for salaries and related costs; professional fees including costs related to the development of the company's information systems of approximately $67,000; insurance costs of approximately $32,000, and other costs of approximately $74,500.

Interest expense was approximately $1,074 for the three months ended June 30, 1996 as compared to no interest for the comparable period of 1995.

As a result of the foregoing factors, the company sustained losses of approximately $277,000, or $.08 per share, for 1996, as compared with a loss of approximately $26,000, or $.01 per share, for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the company had working capital of approximately $1,023,000. Since its inception, it has sustained losses of approximately $827,000. Its operations through June 30, 1996 were funded principally through a $250,000 loan from investors in October 1995, and the sale of Common Stock during the period from December 1995 through May 1996, which raised gross proceeds of approximately $2,385,000, which was used for working capital and other corporate purposes.

In April 1996, the company entered into an agreement for the future purchase of tobacco at an estimated cost of $525,000, of which $300,000 has been deposited. Subsequent to June 30, 1996, the company paid an additional $150,000 towards this commitment. The company anticipates expansion of its retail operations and plans to open approximately five retail locations in the next twelve months.

On August 6, 1996, the company completed an initial public offering of its Common Stock and warrants. The company received net proceeds of the offering of approximately $8,800,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 1996                  Caribbean Cigar Company

                                          /s/ Thomas R. Dilk
                                          ------------------------
                                          Thomas R. Dilk
                                          Chief Financial Officer