Form 10QSB
period 1996-09-30
CARIBBEAN CIGAR CO
filed 1996-11-14
CIK 1009769

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes  X  No
    ---    ---

         State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

                     5,126,218 shares as of November 1, 1996

                                     PART I

Item 1.  Financial Statements

                     CARIBBEAN CIGAR COMPANY AND SUBSIDIARY

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                                          September
                                                                                             30,                March 31,
                                                                                            1996                  1996
                                                                                        -----------            ----------
                                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                             $ 8,097,405            $  748,801
  Accounts receivable                                                                       313,995                31,873
  Note receivable from stockholder                                                           18,000                18,000
  Inventory                                                                               1,279,326               379,466
  Prepaid expenses and other assets                                                         571,347                24,893
                                                                                        -----------            ----------
      Total current assets                                                               10,280,073             1,203,033

Property and equipment (net)                                                              1,374,096               432,169
Deposits and other assets                                                                   161,080                23,200
                                                                                        -----------            ----------
                                                                                         11,815,249             1,658,402
                                                                                        ===========            ==========

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                                      $ 1,129,331            $  218,268
  Accrued expenses and taxes payable                                                        245,630                96,223
                                                                                        -----------            ----------
      Total current liabilities                                                           1,374,961               314,491
                                                                                        -----------            ----------

Due to stockholder                                                                           49,621                49,621
                                                                                        -----------            ----------

Commitments and contingencies                                                                     -                     -

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized, none issued and outstanding                                                       -                     -
  Common stock, $.001 value; 10,000,000 shares authorized; September 30,
    1996 - issued and outstanding - 5,115,352; March 31, 1996 - issued
    and outstanding - 3,408,369                                                               5,115                 3,408
  Capital in excess of par value                                                         11,308,234             1,852,945
  Accumulated deficit                                                                      (919,472)             (550,743)
                                                                                        -----------            ----------
                                                                                         10,393,877             1,305,610
  Unearned compensation                                                                      (3,210)              (11,320)
                                                                                        -----------            ----------
                                                                                         10,390,667             1,294,290
                                                                                        -----------            ----------
                                                                                        $11,815,249            $1,658,402
                                                                                        ===========            ==========

The accompanying notes are an integral part hereof.

                     CARIBBEAN CIGAR COMPANY AND SUBSIDIARY

                       CONDENSED STATEMENTS OF OPERATIONS


                                                      Three Months Ended                     Six Months Ended
                                                         September 30,                         September 30,
                                               -------------------------------         ----------------------------
                                                  1996                  1995              1996              1995
                                               ----------           ----------         ----------        ----------

Sales                                          $1,729,238           $  113,677         $3,001,545        $  232,912

Cost of goods sold                              1,180,296               48,453          2,161,079           142,920
                                               ----------           ----------         ----------        ----------

Gross profit                                      548,942               65,224            840,466            89,992
                                               ----------           ----------         ----------        ----------

Operating expenses:
  Selling expenses                                352,224               31,656            662,808            57,642
  General and administrative expenses             353,180               16,213            610,029            40,749
                                               ----------           ----------         ----------        ----------
                                                  705,404               47,869          1,272,837            98,391
                                               ----------           ----------         ----------        ----------

Interest income                                    67,136                    -             67,136                 -
Interest expense                                   (2,420)                 (17)            (3,494)              (17)
                                               ----------           ----------         ----------        ----------
                                                   64,716                  (17)            63,642               (17)
                                               ----------           ----------         ----------        ----------
Net income (loss)                                ($91,746)             $17,338          ($368,729)          ($8,416)
                                               ==========           ==========         ==========        ==========

Income (loss) per common share                 ($     .02)          $        -         ($     .08)       $        -
                                               ==========           ==========         ==========        ==========
Weighted average number of shares
  outstanding                                   5,254,341            3,408,944          4,604,552         3,408,944
                                               ==========           ==========         ==========        ==========


The accompanying notes are an integral part hereof.

                     CARIBBEAN CIGAR COMPANY AND SUBSIDIARY

                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                              Six Months Ended
                                                                                September 30,
                                                                      ---------------------------------
                                                                         1996                    1995
                                                                      ----------              ---------
Cash flows from operating activities:
  Net (loss)                                                         ($  368,729)            ($  8,416)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                       82,256                 4,894
      Amortization of unearned compensation                                3,514                     -
      Cancellation of stock issued for compensation                        4,596                     -
      Common stock issued for compensation                                74,666                     -
      (Increase) in accounts receivable                              (   282,122)            (   2,004)
      (Increase) in inventory                                        (   899,860)            (  16,788)
      (Increase) in prepaid expenses and other receivables           (   546,454)                    -
      (Increase) in deposits and other assets                        (   137,880)                    -
      Increase (decrease) in accounts payable                            911,063             (   1,345)
      Increase in accrued expenses and taxes payable                     149,407                 4,983
                                                                     -----------             ---------
Net cash (used) by operating activities                              ( 1,009,543)            (  18,676)

Cash flows from investing activities:
  Additions to property and equipment                                ( 1,024,183)            (  13,037)
                                                                     -----------             ---------
Net cash (used) by investing activities                              ( 1,024,183)            (  13,037)

Cash flows from financing activities:
  Proceeds from issuance of common stock                               9,382,330                     -
  Advances from stockholder                                                  -                  33,027
                                                                     -----------             ---------
Net cash provided by financing activities                              9,382,330                33,027
                                                                     -----------             ---------

Net increase (decrease) in cash                                        7,348,604                 1,314
Cash at beginning of period                                              748,801                   250
                                                                     -----------             ---------
Cash at end of period                                                 $8,097,405              $  1,564
                                                                     ===========             =========

Supplemental information:
  Cash paid for interest                                              $    2,420              $     17
                                                                       =========               =======
  Cash paid for income taxes                                                 -                     -
                                                                      ==========               =======

The accompanying notes are an integral part hereof.

                     CARIBBEAN CIGAR COMPANY AND SUBSIDIARY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996



           In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of September 30, 1996, and the results of its operations and cash flows for the three and six months ended September 30, 1996 and 1995. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the company's audited financial statements and notes thereto for the year ended March 31, 1996 included in its Registration Statements on Form SB-2, file no. 333-04415, which was declared effective by the Securities and Exchange Commission on July 30, 1996.

           The company has reclassified certain operational expenses between cost of sales and general and administrative expenses incurred for the quarter ended June 30, 1996. Such changes have been reflected in the totals for the three and six months ended September 30, 1996.

1.    (Loss) per Share:

           (Loss) per share for the six months ended September 30, 1996 and 1995 is based upon the weighted average number of shares of common stock outstanding during the period. The calculation gives retroactive effect (as if to inception of the company) to those shares issued to founders at par value. Additionally, stock and stock options issued during fiscal 1996 have been treated as outstanding since October 3, 1994 (inception), the dilutive effective of which was computed using the treasury stock method.

2. In July 1996, the company received net proceeds of $8,800,000 from the sale of securities in its Initial Public Offering.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

           The results of operations for the three months ended September 30, 1996 are not readily comparable with the results of operations for the three months ended September 30, 1995. During the three months ended September 30, 1995, the company's sole business was the operation of one retail store in Key Largo, Florida. This was operated as a sole proprietorship, and sold cigars and other products manufactured by others. In approximately January 1996, the company commenced manufacturing cigars, and established distribution channels to premium tobacco stores.

           The company's sales for the three months ended September 30, 1996 were $1,729,200, representing an increase of 1421% from the company's sales for the three months ended September 30, 1995, which were $113,700. This increase is attributed to the increase in manufacturing volume, the opening of three retail stores located in Miami Beach, Key West, and in the Little Havana section of Miami, Florida, and the wholesale distribution of its cigars and other products. The primary source of revenue for the period ending September 30, 1995 was from retail sales at the Key Largo store, as compared to revenue for the period ending September 30, 1996 from the company's four retail stores and factory outlet. The combined sales of these stores was $380,200 or 22% of total sales. The remaining sales of $1,348,738 or 78% of revenue, was attributable to wholesale sales from the factory.

           Gross profit increased to $549,000, or 32% of sales, for the three months ended September 30, 1996 as compared to $65,200, or 57% of sales in the three months ended September 30, 1995, an increase of 742%. The increase in gross profit reflects (i) the commencement of manufacturing and wholesale distribution in January 1996; and (ii) the opening of three additional retail stores in Florida.

           Selling expenses for the three months ended September 30, 1996 were $352,200 as compared to $31,700 for the three months ended September 30, 1995, representing a 1011% increase. The increase in selling expenses reflects the expanded nature of the company's operations, coupled with the advertising and promotional expense associated with the creation of three national brands of cigars. During the three months ended September 30, 1996, the company expanded its retail base with the opening of two stores. During the three months ended September 30, 1995, the company had only modest selling expenses relating to its one retail store in Key Largo.

           General and administrative expenses for the three months ended September 30, 1996 were $353,200 as compared to $16,200 for the comparable period of 1995. This represented an increase of 2080%. This increase is due to the expanded nature of the company's operations and includes $153,000 for salaries and related costs; professional fees of $16,000; insurance costs of $12,000; and other costs of $172,000.

           Interest expense was $2,400 for the three months ended September 30, 1996 as compared to no interest for the comparable period of 1995. Interest income was $67,100 for the three months ended September 30, 1996 as a result of investing the proceeds of the public offering which was completed in August 1996.

           As a result of the foregoing factors, the company sustained losses of $91,700, or $.02 per share, for 1996, as compared with an income of $17,300, or $- per share, for the three months ended September 30, 1995.

SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

           The results of operations for the six months ended September 30, 1996 and 1995 are not readily comparable because of the reasons previously outlined. The explanations for the variances for the three months ended September 30, 1995 are applicable for the six months as well.

           Sales for the six months ended September 30, 1996 were $3,001,500 as compared to sales of $232,900 for the same period in 1995. This represents an increase of 1189%.

           Gross profits increased to $840,500 or 28% of sales for the six months ended September 30, 1996 as compared to $90,000 or 39% of sales for the same period of 1995.

           Selling expenses for the six months ended September 30, 1996 were $662,800 as compared to $57,600 for the comparable period of 1995. The expenses for the six months period of 1996 consisted primarily of salaries of $133,000; advertising and promotion of $203,000; rents of $68,000; shipping costs of $133,000; and other selling costs of $126,000.

           General and administrative expenses for the six months ended September 30, 1996 were $610,000 as compared to $40,700 for the comparable period of 1995. The expenses for the six months ended September 30, 1996 consisted primarily of salaries of $290,000; professional fees of $71,000; travel and promotional expenses of $135,000; and other expenses of $114,000.

           Interest income increased to $67,000 for the six months ended September 30, 1996 as compared to no interest income for the comparable period of 1995. This increase was due to the investment of the proceeds of the public offering which was completed in August 1996.

           Interest expense increased to $3,500 for the six months ended September 30, 1996 as compared to no interest expense for the six months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 1996, the company had working capital of $8,905,000, resulting from the completion of its Initial Public Offering in July 1996, which raised net proceeds of $8,800,000. The company believes that such net proceeds will be sufficient to meet its cash requirements for at least one year from the completion of its Initial Public Offering.

           During April 1996, the company entered into agreements for the future purchases of tobacco at an estimated cost of $1,500,000, of which $450,000 has been deposited through September 30,

1996. In October and November 1996, the company advanced an additional $250,000 in such deposits. In October 1996, the company opened its fifth retail store in Coconut Grove, Florida. The company anticipates expansion of its retail operations and plans to open three additional retail locations in the next twelve months.

           The company plans to begin production of cigars in its new facility located in the Dominican Republic in December 1996. To date, the company has expended $500,000 towards the construction of this facility.

           The company presently has no other commitments for the purchase of raw materials and believes it has adequate cash available to fund its operations.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Date: November 12, 1996

                                                 Caribbean Cigar Company

                                                 -------------------------------
                                                 Thomas R. Dilk
                                                 Chief Financial Officer