Form 10QSB
period 1996-12-31
CARIBBEAN CIGAR CO
filed 1997-02-14
CIK 1009769

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996
                                     OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               ---------------------   ------------------------
                       Commission file number 0-21081

                           CARIBBEAN CIGAR COMPANY
                           -----------------------
           (Exact name of registrant as specified in its charter)

         Florida                                   65-0613303
         -------                                   ----------
(State or other jurisdiction of                (I.R.S. Employer
 Incorporation or organization)                Identification No.)

                   6265 S.W. Eighth Street, Miami, Florida
                   ---------------------------------------
                   (Address of principal executive offices)

                                    33144
                                    -----
                                  (Zip Code)

                                (305) 267-3911
                                --------------
                         (Issuer's telephone number)

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

                    5,126,218 shares as of February 1, 1997

                     CARIBBEAN CIGAR COMPANY AND SUBSIDIARY

                            CONDENSED BALANCE SHEETS



                                                                              December 31,           March 31,
                                                                                  1996                 1996
                                                                               -----------         -----------
                                                                               (Unaudited)
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                     $5,443,742          $  748,801
  Accounts receivable                                                              735,992              31,873
  Note receivable from stockholder                                                  18,000              18,000
  Inventory                                                                      2,114,105             379,466
  Prepaid expenses and other receivables                                           950,363              24,893
                                                                               -----------          ----------
      Total current assets                                                       9,262,202           1,203,033

Property and equipment (net)                                                     1,732,417             432,169

Deposits and other assets                                                          538,202              23,200
                                                                               -----------          ----------
                                                                               $11,532,821          $1,658,402
                                                                               ===========          ==========

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------


Current liabilities:
  Accounts payable                                                             $   630,180          $  218,268
  Accrued expenses and taxes payable                                               404,386              96,223
                                                                               -----------          ----------

      Total current liabilities                                                  1,034,566             314,491
                                                                               -----------          ----------

Due to stockholder                                                                   8,313              49,621
                                                                               -----------          ----------


Commitments and contingencies                                                          -                   -

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares authorized,
  none issued and outstanding                                                          -                   -
  Common stock, $.001 value; 10,000,000 shares authorized;
  December 31, 1996 - issued and outstanding - 5,126,218;
  March 31, 1996 - issued and outstanding - 3,408,369                                5,115               3,408
  Capital in excess of par value                                                11,297,975           1,852,945
  Accumulated deficit                                                          (   811,695)         (  550,743)
                                                                               -----------          ----------

                                                                                10,491,395           1,305,610
  Unearned compensation                                                        (     1,453)         (   11,320)
                                                                               -----------          ----------
                                                                                10,489,942           1,294,290
                                                                               -----------          ----------
                                                                               $11,532,821          $1,658,402
                                                                               ===========          ==========

The accompanying notes are an integral part hereof.

                     CARIBBEAN CIGAR COMPANY AND SUBSIDIARY

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended                        Nine Months Ended
                                                                     December 31,                             December 31,
                                                          -----------------------------                  ----------------------
                                                                 1996           1995                     1996            1995
                                                              ----------     ----------               ----------       --------
Sales                                                         $3,075,356     $  209,389               $6,076,901     $  442,301

Cost of goods sold                                             2,207,164        154,403                4,476,829        298,840
                                                              ----------     ----------               ----------     ----------

Gross profit                                                     868,192         54,986                1,600,072        143,461
                                                              ----------     ----------               ----------     ----------


Operating expenses:
  Selling expenses                                               249,631         59,872                  803,853        115,997
  General and administrative expenses                            598,437        121,250                1,208,448        161,999
                                                              ----------     ----------               ----------     ----------
                                                                 848,068        181,122                2,012,301        277,996
                                                              ----------     ----------               ----------     ----------

Interest income                                                   87,653             -                   154,789            -
Interest expense                                                     -          (11,359)               (   3,512)       (11,376)
                                                                  ------         ------                ---------         ------
                                                                  87,653        (11,359)                 151,277        (11,376)
                                                                  ------         ------                  -------         ------

Net income (loss)                                               $107,777      ($137,495)               ($260,952)     ($145,911)
                                                                 =======        =======                  =======        =======

Income (loss) per common share                                      $.02          ($.04)                   ($.05)         ($.04)
                                                                    ====           ====                     ====           ====

Weighted average number of shares
  outstanding                                                  6,286,197      3,408,944                5,569,355      3,408,944
                                                               =========      =========                =========      =========





The accompanying notes are an integral part hereof.

                     CARIBBEAN CIGAR COMPANY AND SUBSIDIARY

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                  December 31,
                                                                            ------------------------
                                                                               1996          1995
                                                                            ----------    ----------
Cash flows from operating activities:
  Net (loss)                                                              ($  260,952)     ($145,911)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                           163,770         11,005
      Amortization of stock issuance costs                                        -            5,653

      Amortization of unearned compensation                                     9,867            -
      Cancellation of stock issued for compensation                       (     4,596)           -
      Common stock issued for compensation                                     74,666            -
      (Increase) in accounts receivable                                   (   704,119)     (  18,751)
      (Increase) in inventory                                             ( 1,734,639)     ( 131,697)
      (Increase) in prepaid expenses and other receivables                (   925,470)     (  52,204)
      (Increase) in deposits and other assets                             (   497,836)     (   9,676)
      Increase in accounts payable                                            411,912         93,664
      Increase in accrued expenses and taxes payable                          308,163         27,685
                                                                           ----------       --------
Net cash (used) by operating activities                                    (3,159,234)      (220,232)
                                                                            ---------        -------

Cash flows from investing activities:
  Additions to property and equipment                                     ( 1,463,424)     ( 189,464)
  Trademark costs                                                         (    17,758)     (      - )
                                                                          ------------     ----------
Net cash (used) by investing activities                                    (1,481,182)      (189,464)
                                                                            ---------        -------

Cash flows from financing activities:

  Proceeds from issuance of common stock                                    9,376,665         17,599
  Advances to stockholder                                                         -        (   5,000)
  Advances from stockholder                                                       -           72,156
  Proceeds from convertible debt                                                  -          250,000
  Repayment of stockholder advances                                         (  41,308)           -
  Proceeds of loan                                                                 -          80,000
                                                                           ----------       --------
Net cash provided by financing activities                                   9,335,357        414,755
                                                                           ----------       --------


Net increase in cash                                                        4,694,941          5,059

Cash at beginning of period                                                   748,801            250
                                                                           ----------       --------
Cash at end of period                                                      $5,443,742     $    5,309
                                                                           ==========      =========

Supplemental information:
  Cash paid for interest                                                   $    3,512       $    -
  Cash paid for federal income tax                                                -              -



The accompanying notes are an integral part hereof.

                     CARIBBEAN CIGAR COMPANY AND SUBSIDIARY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of its operations and cash flows for the three and nine months ended December 31, 1996 and 1995. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1996 included in its Registration Statements on Form SB2, file no. 333-04415, which was declared effective by the Securities and Exchange Commission on July 30, 1996.

          The Company has reclassified certain expenses between operations and cost of sales. Such changes have been retroactively reflected in the totals for the three and nine months ended December 31, 1996.

1. Income (Loss) per Share:

          Income (loss) per share for the nine months and three months ended December 31, 1996 and 1995 is based upon the weighted average number of shares of common stock outstanding during the period. The calculation gives retroactive effect (as if to inception of the Company) to those shares issued to founders at par value. Additionally, stock and stock options issued during fiscal 1996 have been treated as outstanding since October 3, 1994 (inception), the dilutive effective of which was computed using the treasury stock method.

2. In July 1996, the Company received net proceeds of $8,800,000 from the sale of securities in its Initial Public Offering.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

The results of operations for the three months ended December 31, 1996 are not readily comparable with the results of operations for the three months ended December 31, 1995. During the three months ended December 31, 1995, the Company's sole business was the operation of one retail store in Key Largo, Florida. This was operated as a sole proprietorship, and sold cigars and other products manufactured by others. In approximately January 1996, the Company commenced the manufacture of cigars and the distribution of its cigars to premium tobacco stores.

The Company's sales for the three months ended December 31, 1996 were $3,075,400, representing an increase of 1369% from the Company's sales for the three months ended December 31, 1995, which were $209,389. This increase is attributed to the increase in manufacturing volume, the opening of four additional retail stores located in Miami Beach, Key West, Coconut Grove, and in the Little Havana section of Miami, Florida, and the wholesale distribution of its cigars and other products. The primary source of revenue for the period ending December 31, 1995 was from retail sales at the Key Largo store, as compared to revenue for the period ending December 31, 1996 from the Company's four retail stores and factory outlet. The combined sales of these stores for the three months ended December 31, 1996 was approximately $495,000 or 16% of total sales. The remaining sales of $2,580,400 or 84% of revenue, was attributable to wholesale sales from the factory.

Gross profit increased to $868,200, or 28% of sales, for the three months ended December 31, 1996 as compared to $55,000, or 26% of sales in the three months ended September 30, 1995, an increase of 1,479%. The increase in gross profit reflects (i) the commencement of manufacturing and wholesale distribution in January 1996; and (ii) the opening of four additional retail stores in Florida.

Selling expenses for the three months ended December 31, 1996 were $249,600 as compared to $59,900 for the three months ended December 31, 1995, representing a 317% increase. The increase in selling expenses reflects the expanded nature of the Company's operations, coupled with the advertising and promotional expenses associated with the introduction of three national brands of cigars. During the three months ended December 31, 1996, the Company expanded its retail base with the opening of one store. During the three months ended December 31, 1995, the Company had only modest selling expenses relating to its one retail store in Key Largo, and expenses related to the introduction of its line of cigars.

General and administrative expenses for the three months ended December 31, 1996 were $598,400 as compared to $121,250 for the comparable period of 1995. This represented an increase of approximately 394%. This increase is due to the expanded nature of the Company's operations and includes $238,000 for salaries and related costs; professional fees of $110,000; insurance costs of $20,000; and other costs of $230,000.

The Company incurred no interest expense for the three months ended December 31, 1996 as compared to $11,400 in bridge loan interest for the comparable period of 1995. Interest income was $87,700 for the three months ended December 31, 1996 as a result of investing the proceeds of the public offering which was completed in August 1996.

As a result of the foregoing, the Company had operating income of $108,000, or $.02 per share, for 1996, as compared with a loss of $137,500, or ($.04) per share, for the three months ended December 31, 1995.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

The results of operations for the nine months ended December 31, 1996 and 1995 are not readily comparable because of the reasons previously outlined. The explanations for the variances for the three months ended December 31, 1995 and 1996 are applicable for the nine months as well.

Sales for the nine months ended December 31, 1996 were $6,076,900 as compared to sales of $442,300 for the same period in 1995. This represents an increase of 1274%.

Gross profits increased to $1,600,100 or 26% of sales for the nine months ended December 31, 1996 as compared to $143,500 or 32% of sales for the same period of 1995.

Selling expenses for the nine months ended December 31, 1996 were $803,900 as compared to $116,000 for the comparable period of 1995. The expenses for the nine months period of 1996 consisted primarily of salaries and related costs of $250,000; advertising and promotion of $275,000; rent of $93,000; and other selling costs of $186,000.

General and administrative expenses for the nine months ended December 31, 1996 were $1,208,400 as compared to $162,000 for the comparable period of 1995. The expenses for the nine months ended December 31, 1996 consisted primarily of salaries and related costs of $561,000; professional fees of $181,000; travel and promotional expenses of $176,000; and other expenses of $290,000.

Interest income increased to $155,000 for the nine months ended December 31, 1996 as compared to no interest income for the comparable period of 1995. This increase was due to the investment of the proceeds of the public offering which was completed in August 1996.

Interest expense decreased to $3,500 for the nine months ended December 31, 1996 as compared to $11,400 of bridge loan interest for the nine months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of approximately $8,228,000, resulting from the completion of its Initial Public Offering in July 1996, which raised net proceeds of $8,800,000.

At December 31, 1996 the Company had made commitments for both the short-term and long-term supply of tobacco. During April 1996, the Company entered into an agreement for the supply of tobacco for which $500,000 has been deposited through December 31, 1996. The Company has also advanced an additional $400,000 of a total commitment of $1,750,000 to various tobacco growers for 1997 tobacco crop purchases. In October 1996, the Company opened its fifth retail store in Coconut Grove, Florida, and in January 1997 opened a store in Ocean Reef, Florida. The Company presently has one store under construction in Ft. Lauderdale, Florida; has entered into a lease for a store in Orlando, Florida, and may open additional retail locations within the next twelve months.

The Company has begun production of cigars in its new facility located in the Dominican Republic in January 1997. As of February 12, 1997, the Company has expended $520,000 towards the construction and start-up costs for this facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Date: February 12, 1997

                              CARIBBEAN CIGAR COMPANY

                              /s/ Thomas R. Dilk
                              -------------------------------------
                              Thomas R. Dilk
                              Chief Financial Officer