Form 10KSB40
period 1997-03-31
CARIBBEAN CIGAR CO
filed 1997-06-30
CIK 1009769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-KSB

  (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

                           Commission File No. 0-28728

                             Caribbean Cigar Company
        (Exact name of Small Business Issuer as Specified in its Charter)

           Florida                                         65-0613303
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

      6265 SW 8th Street
        Miami, Florida                                         33144
(Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (305) 267-3911

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of Each Class
                     Common Stock, par value $.001 per share

     Indicate by a check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for its most recent fiscal year is $9,247,952.

     The aggregate market value of the Issuer's voting stock held by non-affiliates (based upon the per share closing price of $4 3/4 on May 30, 1997 and, for purposes of this calculation only, the assumption that all the Issuer's directors and officers are affiliates) was approximately $11,952,828 based on the Nasdaq close price on May 30, 1997.

     The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share as of March 31, 1997 was 5,126,218.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB) are incorporated by reference into Part III of this Form 10-KSB.

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULT OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. FURTHER, THE COMPANY OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY REGULATORY AND OTHER FACTORS BEYOND THE COMPANY'S CONTROL. IMPORTANT FACTORS THAT THE COMPANY BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS ACCOMPANYING THE FORWARD-LOOKING STATEMENTS AND IN THE RISK FACTORS DETAILED IN THE COMPANY'S OTHER FILINGS WITH THE COMMISSION DURING THE PAST 12 MONTHS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-KSB AND IN THOSE OTHER FILINGS WITH THE COMMISSION.

                             CARIBBEAN CIGAR COMPANY

                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I



Item 1.  Business.............................................................1

Item 2.  Description of Property..............................................9

Item 3.  Legal Proceedings...................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.................10

Item 5.  Market for Common Equity and Related Stockholder Matters............11

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................11

Item 7.  Financial Statements................................................14

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure................................................14

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ..................14

Item 10. Executive Compensation..............................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management......14

Item 12. Certain Relationships and Related Transactions......................14

Item 13. Exhibits and Reports on Form 8-K....................................14

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Caribbean Cigar Company (the "Company") is a vertically integrated manufacturer, distributor and retailer of premium cigars and cigar-related products. The Company manufactures and/or distributes a variety of brand name cigars in many segments of the premium cigar market, including large and small premium and flavored cigars. The Company's brands include: Signature Collection by Santiago Cabana, Havana Classico, Calle Ocho, Rum Runner, Domino Park, Morro Castle, Free Cuba, West Indies Vanilla, Island Amaretto, Celestino Vega, Regalos, Alternativos and Fun. These cigars are manufactured and/or produced in the Dominican Republic, Miami, Nicaragua, Honduras and Indonesia. The Company currently operates seven Florida retail stores in Key Largo, South Beach, Little Havana, Key West, Coconut Grove, the Ocean Reef Club and Fort Lauderdale, and anticipates opening a store in Orlando in late summer of 1997. In April 1997, the Company purchased the assets of American Western Cigar Co. ("AWC"). Included in the assets purchased was the right to an exclusive supply agreement between AWC and a large cigar manufacturing facility based in Indonesia.

     On July 30, 1996, the Company completed an initial public offering (the "Offering") of 1,325,000 shares of its common stock par value $.001 (the "Common Stock") and an equal amount of its Redeemable Common Stock Purchase Warrants (the "Warrants"). Prior to the Offering, there had been no public market for the Common Stock or Warrants. The net proceeds from the Offering of approximately $9,000,000, were used to increase the Company's working capital, expand its manufacturing and distribution facilities and invest in advertising and marketing programs to strengthen its wholesale and retail distribution. On August 13, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering an offering of 1,083,848 shares of Common Stock. All the shares are owned by individuals, and as a result, the Company did not receive any of the proceeds of such offering.


PRODUCT LINES

     The Company offers premium and flavored brand cigars in different sizes at varying retail prices. Below is a brief description of the Company's current product lines.

     Premium Brands

     Cigars classified as "premium" are generally hand-made and have a retail price above $1.00 per cigar. Generally, premium cigars are made with natural leaf tobacco wrapper, binder and long filler. Higher grades of tobacco are generally used in premium cigars with tobacco blends varying from brand to brand depending on the desired characteristics. Premium cigars are made by wrapping natural leaf binder tobacco around the long filler tobacco to create a bunch which is placed into a mold to create the shape of the cigar. The natural leaf wrapper tobacco is hand-rolled around each bunch creating a handmade premium cigar. Cigars, including premium cigars, are also classified as "large" cigars - those weighing over 3 pounds per 1,000 cigars and "small cigars" - those weighing under 3 pounds per 1,000 cigars.

     The Company has developed and markets a full line of premium cigars, which include the Company's cigars sold under the brand names of Signature Collection by Santiago Cabana, Havana Classico and Calle Ocho. Each of these cigars is offered in a variety of sizes and sell at retail prices ranging from $4.95 to $17.00, depending on the size, with an average price between $6.00 to $8.00. Each brand of premium cigars is a blend of premium selected tobaccos. Such tobaccos are combined according to brand-specified formulas to create the cigar. Signature Collection by Santiago Cabana, the Company's first cigar, was introduced in September 1995. The Havana Classico was introduced in December 1995, and Calle Ocho was introduced in April 1996.

     In addition, the Company offers several premium cigars for more moderate prices. These cigars include: Free Cuba, Morro Castle, Celestino Vega and Domino Park. Each of these cigars are offered in a variety of sizes and sell at retail prices ranging from $4.00 to $6.00.

     During 1997, the Company also obtained the exclusive rights to the United States distribution of Alternativos little cigars. Alternativos cigars are made with tobacco from Ecuador, the Caribbean and Indonesia. The retail price for each box (20 cigars) of Alternativos is currently $6.95. The Company also recently commenced distribution of Fun little cigars, which are Belgian made cigars consisting of a blend of tobaccos from the Caribbean. The retail price for each box (10 cigars) of Fun is $2.95. In addition, the Company also serves as a worldwide distributor of Regalos cigars from Honduras. Regalos sell at a retail price range from $5 to $16.

     The Company intends to develop additional lines of premium cigars as part of the expansion of its marketing and manufacturing operations. These lines may be designed to sell at retail at prices lower than its present lines in an attempt to expand its customer base.

     Flavored Brands

     In addition to premium brands, the Company also offers three flavored cigars -- Rum Runner, a rum-flavored cigar, West Indies Vanilla, a vanilla-flavored cigar, and Island Amaretto, an amaretto-flavored cigar. The flavorings in these cigars are extracts, which are purchased by the Company. These cigars use premium tobacco, however, the tobacco is short-filler which is generated from the manufacture of the premium cigar brands. Each of the flavored cigars is offered in three sizes and sells at retail prices between $2.00 to $2.50. The Company intends to introduce new flavors, sizes, and packaging for its flavored cigars.

     Cigar-Related Products

     In addition to cigars, the Company has commenced the wholesale distribution of cigar-related products used in connection with cigar manufacturing and smoking. Precision Mold is a hard plastic mold used in connection with the cigar manufacturing process that replaces the traditional wooden mold. Simple 70 is a liquified product developed by the Company to stabilize the humidity levels in humidors. The Perfect V is a cigar cutter developed by the Company. The Company is in the process of applying for trademark registrations of its Simple 70 and Perfect V products. To date, the Company has neither expended nor received a significant amount of funds in connection with these products.


THE MARKET

     Industry reports show that worldwide cigar sales increased in 1994 for the first time since 1973. However, even with this increase, there has still been a significant decrease of actual cigar sales since 1970, considering that in 1973 cigar sales amounted to 11.2 billion cigars while in 1994, cigar sales were approximately 3.7 billion cigars. In 1996, cigar sales have been estimated by the Cigar Association of America, Inc. (the "Cigar Association") to have increased to 4.4 billion cigars.

     The Cigar Association's estimates also show an increase in the sales of premium cigars. In 1995, sales increased approximately 30% from 1994, and in 1996, sales increased approximately 67% from 1995. The Company believes, based on these estimates, that the market for all cigars, especially premium cigars will continue to grow. According to industry statistics, in 1996, sales of premium cigars represented approximately 274 million or 6.4% of the United States cigar market. The Company is seeking to take advantage of this trend, however, no assurance can be given that the trend will continue or that the Company will benefit from any growth in the premium cigar market.


SALES AND MARKETING

     Distribution

     The Company sells its premium cigars to tobacco stores and tobacco departments of retail stores that sell a range of premium cigars and tobacco products. The Company has developed a significant marketing staff that services the Company by creating favorable press, advertising in the trade press and monitoring customer response to the Company's cigars. The Company intends to expand its wholesale distribution by continuing to (a) implement a marketing program directed at premium tobacco stores both within and outside the United States through the use of commission salespersons and independent distributors, (b) market newly developed premium cigars manufactured by the Company and premium cigars manufactured by others, and (c) introduce additional lines of premium cigars and marketing such cigars as well as the Company's flavored cigars through additional distribution channels.


     Retail

     The Company's seven retail stores are located in South Florida resort areas and are designed to attract the attention of both the tourist and the premium cigar smoker. The Company's first store was opened in Key Largo in October 1994 by Mr. Kevin Doyle, president of the Company, under the name Caribbean Cigar Factory. In 1996, the Company opened retail stores located in (i) the South Beach section of Miami, Florida, (ii) Key West, Florida, (iii) the Little
Havana section of Miami, Florida and (iv) Coconut Grove, Florida. In 1997, the Company opened retail stores located in (i) Fort Lauderdale, Florida and
(ii) the Ocean Reef Club. The Company plans to open a new store in Orlando, Florida during 1997. In addition to the Company's cigars, the retail stores sell other manufacturers' premium cigars and related products such as humidors, cigar cases and lighters. Retail sales are comprised of Company manufactured brands (representing approximately 39% of sales), cigars manufactured by others (representing approximately 48% of sales) and accessories (representing approximately 13% of sales).

     Advertising and Promotions

     The Company supports both the wholesale and retail distribution of its cigars through advertising in numerous publications, including Cigar Aficionado, Tobacconist, Smokeshop and Smoke magazines, along with general circulation publications oriented to the type of person who, the Company believes, would smoke premium cigars. To this end, the Company intends to use other marketing techniques that have been identified as contributing to the increased interest in premium cigars, including, but not limited to, the sponsorship of cigar evenings at hotels, restaurants and clubs throughout the United States. During the past year, the Company has expanded its advertising and marketing through promotions distributed at point of sale and through direct mail. The Company also participates in trade shows throughout the United States. Currently, the Company provides tours in the Little Havana section of Miami, and displays carefully placed articles and advertisements throughout the public areas. Recently, the Company hired a full service advertising agency to develop campaigns for all its cigar brands.


PRODUCTION AND MANUFACTURING

     The Company's premium cigar brands are hand rolled at the Company's manufacturing facilities in Miami, Florida and the Dominican Republic. The manufacturing process for premium cigars includes the selection, purchase and aging of the tobacco and the hand rolling of the cigars. The tobacco is selected by the Company based upon the flavor and quality of the tobacco. The availability and quality of tobacco varies from season to season as a result of such factors as weather conditions and the demand for the tobacco. As a result of the difference in taste between different lots, the Company is continuously reformulating the tobaccos in its premium cigars in order to maintain a consistent taste. The Company's flavored cigars are manufactured from short-filler tobacco using a proprietary flavoring process. The cigars are made by using tobacco generated from the manufacture of the premium cigar brands. This tobacco is then combined, flavored and sold through the Company's wholesale, retail and mail order channels.

     In January 1997, the Company opened a 18,000 square foot, state of the art cigar factory, in the Pisano Free Zone, Santiago, Dominican Republic. Production from this factory will assist the Company in filling its orders of premium cigars. The Company expects its new factory, which employs approximately 80 cigar makers, to substantially increase its production capacity.

     In April 1997, pursuant to an agreement with AWC, the Company acquired an exclusive production contract with PD Taru Martani, a production facility for handmade cigars. Pursuant to the production contract the Company shall maintain exclusivity so long as certain minimum annual purchases are made by the Company for product manufactured at the Indonesian facility. This facility is located in Indonesia and currently employs over 200 cigar rollers. Currently, the facility produces the Company's Celestino Vega cigar, in addition to the Company's flavored cigar brands.

RAW MATERIALS

     The Company uses tobaccos from the Dominican Republic, Nicaragua, Honduras, Ecuador, Indonesia and Mexico. The Company does not believe that it is dependent upon any single source for tobacco. Each buying season, the Company analyzes and evaluates the tobacco producing markets worldwide. The Company seeks to use, to the extent available, aged leaf that can be blended and matched to the taste profile of the Company's cigars. The Company has no long-term commitments to purchase tobacco from any single source.

     The Company, and the cigar industry in general, has recently experienced shortages in certain types of natural wrapper and filler due to the increase in demand for tobacco for premium cigars. Although the shortages have not materially impacted cigar production, no assurances can be made that future shortages will not have an adverse effect on the Company.

     To help limit the threat of such shortages, the Company operates a processing facility and finances the growing of tobacco in the Dominican Republic. The Company believes that its new processing facility in Jaibon, Dominican Republic has the capacity to process enough tobacco to meet the Company's needs over the next two years. The Company anticipates that it will continue to be able to involve a sufficient number of farmers in its crop financing program to meet its future raw tobacco requirements.

     Cigar boxes previously manufactured by the Company are now purchased from independent box manufacturers located in the United States and the Dominican Republic.


SUBSIDIARIES

     In May 1996, the Company organized a wholly-owned subsidiary in the Cayman Islands under the name Caribbean Cigar Company (Cayman) Limited (the "Cayman Subsidiary") to conduct the Company's offshore manufacturing operations. In January 1997, the Company organized a wholly-owned subsidiary under the name Precision Mold, Inc. to conduct the Company's anticipated cigar mold production and distribution business. In February 1997, the Company organized a wholly-owned subsidiary under the name Caribbean AWC Corporation in order to facilitate the acquisition of AWC.


COMPETITION

     The tobacco industry in general, including the cigar industry, is dominated by a small number of companies which are well known to the public. The Company believes that, as a manufacturer of premium cigars, it competes with a smaller number of domestic and foreign companies that specialize in premium cigars and certain larger companies that maintain premium cigar lines, including Swisher International Group, Inc., Consolidated Cigar Holdings, Inc. and General Cigar Company, Inc. However, the market for premium cigars constitutes a small portion of the cigar market. The Company believes that smokers of premium cigars purchase cigars based on the perceived quality of the tobacco and the taste profile of the cigar. The process of producing premium cigars is not patented, but is based on the expertise and experience of master craftsmen who can identify and purchase the tobacco and roll the tobacco into premium cigars. The principal characteristics that differentiate one premium cigar from another are the quality of the tobacco in the cigar, the quality of the tobacco used as a cigar wrapper and the quality of the rolling. Since cigars are a natural product, the taste profile of cigars is not uniform and is subject to change. No assurance can be given as to the market for the Company's cigars in the future or the ability of the Company to market its cigars successfully.


GOVERNMENT REGULATION; TOBACCO INDUSTRY LITIGATION

     The tobacco industry, particularly with respect to cigarettes, has been subject to regulation by Federal, state and local governments, and recent trends have been toward increased regulation. Such regulations include labeling requirements, limitations on advertising and prohibition of sales to minors, laws restricting smoking in public places including offices, office buildings, restaurants and some eating establishments. Because the tobacco for the Company's cigars is hand rolled, the Company's factory may become subject to increased regulation under federal and state health and safety regulations. In addition, cigars have been subject to excise taxation at the federal, state and local level, and such taxation may increase in the future. Tobacco products are especially likely to be subject to increases in excise taxation because of the potentially detrimental effects of tobacco on the health of both smokers and others who inhale secondary smoke. No assurance can be given that future regulations and tax policies will not have a material adverse affect upon the ability of cigar companies, including the Company, to generate revenue and profits.

     Excise Taxes. Effective January 1, 1991, the federal excise tax rate on large cigars was increased to 10.625%, capped at $25.00 per thousand cigars, and again increased to 12.75%, capped at $30.00 per thousand cigars, effective January 1, 1993. However, the base on which the federal excise tax is calculated was lowered effective January 1, 1991 to the manufacturer's selling price, net of the federal excise tax and certain other exclusions. The federal excise tax on little cigars increased from $0.75 per thousand cigars to $0.9375 per thousand cigars effective January 1, 1991. The excise tax on little cigars increased to $1.125 per thousand cigars effective January 1, 1993. The Company does not believe that the current level of excise taxes will have a material adverse effect on the Company's business, but there are no assurances that additional increases will not have a material adverse effect on the Company's business.

     In the past, there have been various proposals by the federal government to fund legislative initiatives through increases in federal excise taxes on tobacco products. In 1993, the Clinton Administration proposed a significant increase in excise taxes on cigars, pipe tobacco, cigarettes and other tobacco products to fund its proposed health care reform program. Most recently, the Clinton Administration, as part of its health care reform program, has proposed a new bill that would amend the Internal Revenue Code of 1986 to increase the excise taxes on tobacco products. As of June 1997, this proposed bill was still pending in the U.S. Senate. While the Company believes that the volume of cigars and smokeless tobacco sold may be effected if such a bill is enacted as originally proposed, the actual effect cannot be determined at this time.

     Cigars and pipe tobacco are also subject to certain state and local taxes. Deficit concerns at the state level continue to exert pressure to increase tobacco taxes. Since 1964, the number of states that tax cigars has risen from six to forty-two. Since 1988, the following eleven states have enacted excise taxes on cigars, where no prior tax had been in effect: California, Connecticut, New Jersey, New York, North Carolina, Ohio, Rhode Island, Illinois, Missouri, Michigan and South Dakota. State excise taxes generally range from 2% to 75% of the wholesale purchase price. In addition, the following seven states have increased existing taxes on large cigars since 1988: Arkansas, Idaho, Iowa, Maine, New York, North Dakota and Washington. The following five states tax little cigars at the same rates as cigarettes: California, Connecticut, Iowa, Oregon and Tennessee. Except for Tennessee, all of these states have increased their cigarette taxes since 1988. The governor of Florida is currently considering a proposal to impose an excise tax on cigars in the near future.

     State cigar excise taxes are not subject to caps similar to the federal cigar excise tax, therefore, although the Company does not believe that state excise taxes have a material adverse effect on the Company's business, there are no assurances that increases in such state excise taxes or new state excise taxes will not in the future have a material adverse effect on the Company's business.

     Health Regulations. Cigar manufacturers, like other producers of tobacco products, are subject to regulation in the U.S. at the federal, state and local levels. Together with changing public attitudes toward smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry.

     In recent years, a variety of bills relating to tobacco issues have been introduced in the United States Congress, including bills that would have (i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; and (iv) shifted regulatory control of tobacco products and advertisements from the Federal Trade Commission to the U.S. Food and Drug Administration (the "FDA"). In addition, in recent years, there have been proposals to increase tobacco excise taxes. In some cases, hearings were held, but only one of these proposals was enacted, requiring that states, in order to receive full funding for federal substance abuse block grants, establish a maximum age of 18 years for the sale of tobacco products along with an appropriate enforcement program. The law requires that states report on their enforcement efforts. Future enactment of the other bills may have an adverse effect on the sales or operations of the Company.

     In February 1994, the FDA, in a letter to an anti-smoking group, claimed that it may be possible for the FDA to regulate cigarettes under the drug provisions of the Food, Drug, and Cosmetic Act (the "FDC Act"). The FDA's claim is based upon allegations that manufacturers may intend that their products contain nicotine to satisfy an alleged addiction on the part of some of their customers. The letter indicated that regulation of cigarettes under the FDC Act could ultimately result in the removal from the market of products containing nicotine at levels that cause or satisfy addiction. In March 1994, the FDA began investigating whether cigarettes should be regulated as a drug. In July 1995, the FDA announced that it had concluded for the first time that nicotine is a drug that should be regulated and proposed to regulate smokeless tobacco and cigarettes. The FDA recently adopted final regulations relating to the marketing, promotion and advertisement of smokeless tobacco and cigarettes. Although the FDA's definition of cigarettes originally included little cigars, these cigars were excluded from the final regulations. These regulations are currently being challenged in the United States District Court for the Eastern District of North Carolina and the United States District Court for the Southern District of New York. While the Company is unable to predict the effect of these regulations on its business, these and other regulations promulgated by the FDA in the future could have a material adverse effect on the operations of the Company. While the FDA has defined cigarettes in such a way as to include little cigars, the ruling does not affect large cigars. However, once the FDA has successfully exerted authority over any one tobacco product, the practical impact would be felt by manufacturers of any tobacco product. If the FDA is successful, this may have long-term repercussions on the large cigar industry.

     On August 28, 1996, the FDA published a final rule on tobacco in the Federal Register. Specifically, the rule makes the sale of cigarettes and smokeless tobacco to children and adolescents, i.e., anyone younger than 18 years of age, a federal violation. In addition, the rule requires manufacturers, distributors, and retailers to comply with certain conditions regarding the sale, distribution and promotion of tobacco products. It prohibits all free samples and limits retail sales in most circumstances to face-to-face transactions. As a result, vending machines and self-service displays are prohibited, except in facilities where the retailer or operator ensures that no person younger than 18 is present or is permitted to enter at any time. The rule limits advertising, generally, to a black-and-white, text-only format, which the FDA believes will ensure that advertising is not used to create demand for these products among young people and thus undermine the restrictions on access. Billboards and other outdoor advertising are prohibited within 1,000 feet of schools and public playgrounds. The sale and distribution of non-tobacco items, such as hats and tee shirts that carry cigarette logos, are prohibited, and sponsorship of sporting and other events is limited to the corporate name only. While the FDA originally exempted cigars from these restrictions, as the regulation evolves, it could have a material adverse effect on the Company's business.

     In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Such places where the majority of states have prohibited smoking include: any public building designated as non-smoking, elevators, public transportation, educational facilities, health care facilities, restaurants and workplaces. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. In a few states, legislation has been introduced, but has not passed, which would require all little cigars sold in those states to be "fire-safe" so that the little cigars would extinguish themselves if not continuously smoked. Passage of this type of legislation and any other related legislation could have a materially adverse effect on the Company's cigar business because of the technological difficulties in complying with such legislation. There is currently an effort by the federal Consumer Product Safety Commission to establish such standards for cigarettes. While the enabling legislation, as originally proposed, included little cigars, reference to little cigars was subsequently deleted due to the lack of information on fires caused by these products.

     Although federal law has required health warnings on cigarettes since 1965, there is no federal law requiring that cigars or pipe tobacco carry such warnings. However, California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, to date, no action has been taken.

     Massachusetts recently enacted legislation requiring manufacturers of cigarettes, chewing tobacco and snuff to provide the state annually with a list of the additives (in descending order of weight) and the nicotine yield ratings of each brand they produce, which information will, subject to certain conditions be made publicly available. In addition, various legislative proposals have been introduced in Massachusetts that would extend such reporting requirement to cigar manufacturers and that would require health warnings on cigars. Similar legislation has been introduced in other states.

     During 1988, 26 manufacturers of tobacco products, including the largest mass-marketers of cigars, entered into a settlement of legal proceedings filed against them pursuant to Proposition 65. Under the terms of the settlement, the defendants agreed to label retail packages or containers of cigars, pipe tobaccos and other smoking tobaccos other than cigarettes manufactured or imported for sale in California with the following specified warning label:
"This Product Contains/Produces Chemicals Known To The State of California To Cause Cancer, and Birth Defects or Other Reproductive Harm." Although the settlement of the Proposition 65 litigation by its terms only impacts California, it is not practical for national cigar manufacturers to confine their warning labels to cigars earmarked for sale in California. Consequently, since 1988, most cigars sold in the United States carry cancer warning labels.

     In January 1993, the U.S. Environmental Protection Agency (the "EPA") published a report with respect to the respiratory health effects of passive smoking, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health impact. In June 1993, Philip Morris and five other representatives of the tobacco manufacturing and distribution industries filed suit against the EPA seeking a declaration that the EPA does not have the statutory authority to regulate environmental tobacco smoke, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment was arbitrary and capricious. The EPA report and the outcome of this litigation may lead to further legislation designed to protect nonsmokers. There can be no assurance that regulation related to passive smoking will not be adopted or that such regulation or related litigation would not have a material adverse affect on the Company's results of operations or financial condition.

     Litigation. Historically, the cigar industry has not experienced material health-related litigation, and, to date, the Company has not been the subject of any material health-related litigation. However, the cigarette and smokeless tobacco industries have experienced and are experiencing significant litigation involving tobacco and health issues, initiated by government entities and private citizens.

     Several states have sued tobacco companies seeking to recover the monetary benefits paid under Medicaid to treat residents allegedly suffering from tobacco-related illnesses. Florida and Massachusetts have enacted statutes permitting suit against the tobacco companies to recoup such Medicaid costs, and recently, one defendant has entered into a settlement with such plaintiff states, which provides that the settling defendant will, among other things, pay a portion of its profits in the future to the plaintiff. Under the Florida statute, many of the tobacco companies' traditional defenses, such as assumption of risk, are vitiated. The statute also permits the state to establish causation (that smoking causes cancer, heart disease and other ailments) through the use of purely statistical evidence. The tobacco companies have filed suit vigorously challenging the Florida law as unconstitutional.

     Historically, litigation against the tobacco industry has been brought by individual cigarette smokers. For example, in Capelin v. Liggett Group, Inc., 112 S. Ct. 2608 (1992), the United States Supreme Court held that certain federal legislation applicable specifically to cigarette manufacturers preempts claims based on failure to warn consumers about the health hazards of smoking, but does not preempt claims based on express warranty, misrepresentation and fraud, or conspiracy. Although the Company believes that the effect of the Capelin decision, which involved cigarette smoking, will not have a material adverse effect on the operations of the Company, there can be no assurance of what the ultimate effect, if any, of the Capelin decision or the pending cigarette industry litigation, or cigarette and tobacco regulation, will be on the cigar industry or the Company. Although there are numerous differences between the cigar and cigarette industries, the outcome of pending and future cigarette litigation may encourage various parties to bring suits on various grounds against cigar industry participants. While it is impossible to quantify what effect, if any, any such litigation may have on the Company, the Company can give no assurance that such litigation would not have a material adverse effect on the operations of the Company.

     More recently, a class action suit, Castano v. American Tobacco, et al. has been filed in federal district court in New Orleans against the entire cigarette industry. On February 17, 1995, the district court granted plaintiffs' motion for class certification with regard to the liability issues of fraud, breach of warranty (express or implied), intentional tort, negligence and strict liability as well as the issues of consumer protection and punitive damages. The court defined the class as "all nicotine-dependent persons in the United States," "the estates, representatives, and administrators of these nicotine-dependent cigarette smokers," and "the spouses, children, relatives and 'significant others' of these nicotine-dependent cigarette smokers as their heirs or survivors." The court defined "nicotine-dependent" to mean "all cigarette smokers who have been diagnosed by a medical practitioner as nicotine-dependent; and/or all regular cigarette smokers who were or have been advised by a medical practitioner that smoking has had or will have adverse health consequences who thereafter do not or have not quit smoking." In May 1996, the Fifth Circuit Court of Appeals reversed the Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers.

     Notwithstanding the dismissal of Castano v. American Tobacco, et al., new class actions asserting claims similar to those in Castano have recently been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first case is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to secondhand smoke.

     Most recently, in June 1997, the tobacco industry proposed a landmark $368.5 billion settlement of class action lawsuits with certain state attorneys general. To date, the settlement has no effect until passed by Congress and signed by President Clinton. In addition, the settlement relates to cigarettes and smokeless tobacco and it is unclear what effect, if any, it will have on the cigar industry.

     OSHA Regulations. The federal Occupational Safety and Health Administration
(OSHA) has proposed an indoor air quality regulation covering the workplace that seeks to eliminate nonsmoker exposure to environmental tobacco smoke. Under the proposed regulation, smoking must be banned entirely from the workplace or restricted to designated areas of the workplace that meet certain criteria. The proposed regulation covers all indoor workplaces under OSHA jurisdiction, including, for example, private residences used as workplaces, hotels and motels, private offices, restaurants, bars and vehicles used as workplaces. The tobacco industry is challenging the proposed OSHA regulation on legal, scientific and practical grounds. It also contends that the proposed regulation ignores reasonable alternatives. There is no guarantee, however, that this challenge will be successful. Although the Company does not believe that the proposed OSHA regulation would have a material adverse effect on the cigar industry or the Company, there are no assurances that such regulation would not adversely impact the Company.

     Immigration Laws. The Company, like all employers in the United States, is obligated, pursuant to the Immigration Reform and Control Act of 1986 (the "IRCA"), to verify that its employees are authorized to work in the United States. The Company believes that its employees are authorized to work in the United States, although the Company may have in the past unknowingly violated some of the technical verification requirements under the IRCA. The Company has taken affirmative steps to insure that it is in compliance with its obligations under the IRCA and does not believe that immigration regulations or the Company's actions with respect to such regulations should have a material adverse effect on the business of the Company, although there are no assurances that they will not in the future.


INTELLECTUAL PROPERTY RIGHTS

     The Company has filed applications with the United States Patent and Trademark Office for its brands of premium cigars, its brands of flavored cigars and certain other cigars, as well as other names which the Company is using or considering for new brands. The Company has already received one registration and anticipates at least one other in the near future. No assurance can be given that the Company will receive trademarks for all of its brands. The Company has no patents on its cigars or manufacturing process.

EMPLOYEES

     As of March 31, 1997, the Company employed 294 persons, of which 30 were executive and administrative, 34 were sales and marketing and 230 were manufacturing. Of such 294 persons, 286 are full-time and 8 persons are part-time. None of the Company's employees are represented by a labor union and the Company believes that employee relations are good.

ITEM 2.           DESCRIPTION OF PROPERTY.

     As of March 31, 1997, the principal properties owned or leased by the Company for use in its business included:


                                                    Approximate
                                         Owned or   Floor Space   Average Base   Termination
      Location         Principal Use      Leased    (Square Feet)   Rent $(1)     of Lease
      --------         -------------      ------    -------------   ---------     --------
       Jaibon,
      Dominican           Factory             Own       30,000
      Republic

      Santiago
      Dominican           Factory           Lease       18,430     $ 59,013         6/01
      Republic

   Miami, Florida         Factory           Lease        5,062     $ 40,432         4/02

   Miami, Florida        Corporate          Lease        3,738     $ 29,857         4/02
                       Headquarters

   Miami, Florida       Sales Office        Lease        1,068     $  8,500         4/02

   Miami, Florida       Sales Office        Lease        2,390     $ 19,909         4/02

   Miami, Florida        Warehouse          Lease        4,000     $ 21,000         8/99

   Miami, Florida       Distribution        Lease       32,000     $226,889         7/02
                           Center

    Miami Beach,
       Florida          Retail Store        Lease          430     $ 38,614        11/98

     Key Largo,
       Florida          Retail Store        Lease        1,000     $ 11,390        10/98

      Key West,
       Florida          Retail Store        Lease        1,600     $ 48,000         2/01

     Ocean Reef,
       Florida          Retail Store        Lease          394     $ 13,800        11/97

   Ft. Lauderdale,
       Florida          Retail Store        Lease          842     $ 31,996         9/06

   Coconut Grove,
       Florida          Retail Store        Lease          960     $ 63,104        11/01

      Orlando,
       Florida          Retail Store        Lease          960     $ 57,600         9/17

(1)  Represent approximations based on the term of the lease.

     The Company believes that its existing manufacturing facilities and distribution centers are adequate for the current level of the Company's operations. Furthermore, the Company believes that the facilities are well maintained, in substantial compliance with environmental laws and regulations and adequately covered by insurance. The Company also believes that the leased spaces which house its manufacturing and distribution facilities are not unique and could be replaced, if necessary, at the end of the terms of the existing leases.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, and its property is not the subject of, any pending legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap Market under the symbols CIGR and CIGRW respectively, and on the Boston Stock Exchange under the symbols HAV and HAVW, respectively.

     The high and low closing bid prices for the Company's Common Stock and Common Stock Purchase Warrants for each quarter since the Company's initial public offering on July 30, 1996 are as follows:


                                             Common Stock            Warrants
                                             ------------            --------
                                            High       Low        High        Low
1996
----
Third Quarter (from August 1, 1996)        14 3/8     10 1/8      6          4
Fourth Quarter                             11 1/2     10 3/4      5 7/8      4 7/8
1997
----
First Quarter                              12 3/4      7 1/4      6 1/8      2 3/8


     The closing bid prices for the Common Stock and the Warrants on March 31, 1997 were $8 1/2 and $4, respectively. All quotations provided herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of March 31, 1997, the Company believes that there were approximately 400 beneficial holders of the Common Stock.

     The Company did not sell any unregistered securities during fiscal year ended March 31, 1997.

     The Company has paid no dividends on its Common Stock since its inception, and does not expect to pay any dividends for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this Form 10-KSB.


RESULTS OF OPERATIONS

     The following information relates to the business of the Company for the periods covered.

COMPARISON OF YEARS ENDED MARCH 31 1997 AND 1996

     The Company's sales for 1997 were approximately $9,248,000, representing an increase of 1026% from the Company's 1996 sales of $821,000. This increase is attributed to the opening of five retail stores in Southern Florida, the expansion of its cigar manufacturing business and the wholesale distribution of products manufactured by the Company and others for sale to retailers of tobacco and related products. The sales for 1996 were primarily from retail sales at its Key Largo and South Beach stores.

     Gross profit increased to $3,301,000, or approximately 36% of sales in fiscal 1997 as compared to a gross profit of $229,000 or approximately 28% of sales in 1996, an increase of 1341%, The increase in gross profit is primarily due to the increase in sales volume and improved margins achieved through the sale of Company manufactured products.

     Selling expenses for the year ended March 31, 1997 were approximately $2,039,000 as compared to $385,000 in the previous fiscal period, representing an increase of 430%. This increase is due to the expanded operations of the Company and increase in marketing efforts to promote the Company's products. The increase consists primarily of salaries of $315,000, advertising and promotional expenses of $455,000, rents for its retail stores of $288,000, travel costs associated with promoting these products of $216,000 and other related selling expenses of $765,000.

     General and administrative expenses for the year ended March 31, 1997 were approximately $1,581,000 as compared to $338,000 in fiscal 1996, an increase of approximately 368%. This increase reflects the expanded nature of the Company's business, including $733,000 for salaries and related costs, $235,000 for professional fees, $63,000 for rents and related costs and $550,000 for other general and administrative costs.

     The Company incurred interest expense in 1997 amounting to $3,600, and earned approximately $203,000 in interest from funds raised by the Company's initial public offering in August 1996.

     As a result of the forgoing factors, the Company sustained losses of approximately $115,500, or $.03 per share for the fiscal year ended March 31, 1997, as compared to a loss of approximately $522,000 or $.16 per share in fiscal 1996.


COMPARISON OF YEARS ENDED MARCH 31 1996 AND 1995

     The Company was founded in October 1994. The results of operations for the year ended March 31, 1996 are not readily comparable with the results of operations for the period from inception (October 3, 1994) to March 31, 1995, which is referred to as the six months ended March 31, 1995. During the six months from inception to March 31, 1995, the Company's sole business was the operation of one retail store in Key Largo, Florida. This was operated as a sole proprietorship by Mr. Kevin Doyle, president of the Company and sold cigars manufactured by others. During the last half of the fiscal year ended March 31, 1996, the Company expanded its retail operations, commenced manufacturing cigars and established distribution channels to premium tobacco stores.

     The Company's sales for 1996 were approximately $821,000, representing an increase of 833% from the Company's sales for the six months ended March 31, 1995, which were approximately $88,000. This increase is attributed to the increase in volume. The primary source of revenue for 1996 was from retail sales at the Key Largo store, which was open for twelve months, and the South Beach store, which was open for approximately one month. The combined sales of these stores was approximately $545,000 or 67% of total sales. The remaining sales of $277,000, or 33% of revenue, was attributable to wholesale sales from the factory which opened in December 1995. The Company's sales for the six months from inception through March 31, 1995 were entirely from sales from its Key Largo retail store.

     Gross profit increased to approximately $229,000, or approximately 28% of sales, in fiscal 1996 as compared to approximately $36,000, or approximately 41% of sales in the six months ended March 31, 1995, an increase of 536%. The decline in gross margin reflects (i) the commencement of manufacturing in December 1995 and the accompanying inefficiencies reflecting start-up and training costs of $38,000; (ii) the establishment of a cigar box manufacturing division, which was necessitated by the inability to purchase an adequate supply of boxes from outside sources, resulting in higher costs for boxes of $39,000; and (iii) lower margins from wholesale sales than from retail sales resulting in a $30,000 decline in the gross margin.

     Selling expenses for the year ended March 31, 1996 were approximately $385,000 as compared to $41,000 for the six months ended March 31, 1995, representing an 838% increase. The increase in selling expenses reflects the expanded nature of the Company's operations. During fiscal 1996, the Company expanded its marketing efforts as it expanded its retail base with the opening of a second store late in the fiscal year and the commencement of a wholesale marketing effort. During the six months ended March 31, 1995, the Company had only modest selling expenses relating to its one retail store in Key Largo.

     General and administrative expenses for the year ended March 31, 1996 were approximately $338,000 reflecting the expanded nature of the Company's operations and include $165,000 for salaries and related costs; and $69,000 for professional fees. Pursuant to a compensation agreement with the chief financial officer, compensation of $40,000 was paid in the form of Common Stock. During the six months ended March 31, 1995, general and administrative expenses were $7,200.

     Interest expense was approximately $27,000 for fiscal 1996 and includes the value of shares of Common Stock issued with the debt obligations. The Company had no debt obligations in the six months ended March 31, 1995.

     As a result of the foregoing factors, the Company sustained losses of approximately $522,000, or $.16 per share, for 1996, as compared with a loss of approximately $12,000, or $.00 per share, for the six months ended March 31, 1995.

     During the quarter ended June 30, 1996, the Company changed the name of its Santiago Cabana cigar line to Signature Collection by Santiago Cabana. The Company does not believe that such change will have a material adverse effect on the Company's business.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of approximately $8,346,000. Since its inception, it has sustained losses of approximately $666,249. The Company's operations and growth has been funded by loans from investors in October 1995 of $250,000, the sale of common stock during the period December 1995 through May 1996 with gross proceeds of approximately $2,385,000, and the completion of an initial public offering of its common stock in August 1996 which netted the Company approximately $8,700,000 after expenses. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

     In April 1996, the Company entered into an agreement for the future purchase of tobacco at an estimated cost of $450,000. The Company has received the majority of this tobacco and has entered into a long-term growing and processing program in the Dominican Republic and has advanced approximately $1,300,000 to date for this program.

     In addition, the Company has increased its inventory levels in order to sustain an ample supply of tobacco for the production of cigars as well as the maintenance of a sufficient supply of non-tobacco retail products for its stores.

     The Company has no other commitments for purchases other than those previously outlined. Subsequent to March 31, 1997, the Company utilized a significant portion of its cash in order to purchase tobacco inventory as well as inventory to meet its anticipated non-tobacco retail product requirements. Principally, as a result of such purchases, the Company's cash position has decreased significantly since March 31, 1997. Notwithstanding the foregoing, the Company believes that it has sufficient liquidity to meet all of its short term obligations and is actively seeking a secured credit facility to assure its long term needs.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-KSB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects," "believes," "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" are to be included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

     The information set forth under the captions "Directors' Compensation", "Executive Compensation" and "Certain Relationships and Related Transactions" are to be included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, is incorporated herein by reference. Notwithstanding the foregoing, the information set forth in said Proxy Statement under the captions "Directors' Compensation", "Executive Compensation" and "Certain Relationships and Related Transactions" is not incorporated by reference herein or in any other filing of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Beneficial Owners of Security and Security Holdings of Management" to be included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Relationships and Related Transactions" to be included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Number             Description
------             -----------
1.1       Form of Underwriting Agreement(1)
1.2       Form of Selected Dealer Agreement(1)
2.1       Asset Purchase Agreement(2)
3.1       Restated Certificate of Incorporation, as amended(1)

3.2       By-Laws(1)
4.1 Form of Underwriter Warrant Agreement between the Company and Barron Chase Securities, Inc.(1)
4.2 Form of Warrant Agreement among the Company and Continental Stock Transfer & Trust Company, as Warrant Agent(1)
4.3       Specimen Common Stock Certificate(1)
4.4       Specimen Warrant Certificate(1)
5.1       Opinion of Esanu Katsky Korins & Siger(1)
10.1 Employment Agreement dated January 1, 1996, between the Company and Kevin Doyle(1)
10.2 Compensation Agreement dated November 1, 1995 between the Company and Thomas R. Dilk(1)
10.3      1996 Long-Term Incentive Plan(1)
10.4      Form of Subscription Agreement relating to the 1996 Private
          Placement(1)
10.5      Form of Redeemable Common Stock Purchase Warrant (included in Exhibit
          4.2 of the Company's Registration Statement on Form S-B2, File No. 333-04415)(1)
10.6      Form of Underwriter's Warrant to purchase Warrants (included in
          Exhibit 4.1 of the Company's Registration Statement on Form S-B2, File No. 333-04415)(1)
10.7      Form of M/A Agreement between the Company and the Underwriter(1)
10.8      Non-Employee Director Stock Option Plan(1)
10.9 Consulting Agreement, dated as of April 1, 1997, by and among the Company and Lawrence D. Frutkin(2)
10.10 Consulting Agreement, dated as of April 1, 1997, by and among the Company and Alfred J. Berger, Jr.(2)
10.11 Asset Purchase Agreement, dated as of April 1, 1997, by and among the Company, Caribbean AWC Corporation, American Case & Luggage Co. d/b/a American Western Cigar Co., Lawrence D. Frutkin and Alfred J. Berger, Jr.(2)
21.1      List of all the Company's subsidiaries *
24.3      Consent of Esanu Katsky Korins & Siger(1)
25.1      Powers of attorney (included on Signature Page) *
27.1      Financial Data Schedule *

----------

(1) Previously filed under same exhibit number in the Company's Registration Statement on Form S-B2, File No. 333-04415.
(2)       Previously filed on Form 8-K dated April 18, 1997.
*         Filed herewith.

(b)       Reports on Form 8-K

          The Company filed a report on Form 8-K dated April 18, 1997, to disclose under Item 5 therein, the execution by the Company of an agreement dated as of April 1, 1997 by and among the Company and Caribbean AWC, a wholly-owned subsidiary of the Company, and American Western Cigar Co., Lawrence D. Frutkin and Alfred J. Berger, Jr. The Company also entered into two consulting agreements with Messrs. Frutkin and Berger.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CARIBBEAN CIGAR COMPANY


Date: June 30, 1997                     By:/s/ Kevin Doyle
                                           ------------------------
                                             Kevin Doyle, President


          In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Kevin Doyle and Thomas R. Dilk or either of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature                               Title                         Date


/s/ Kevin Doyle            Chairman of the Board, President       June 30, 1997
-------------------------  Chief Executive Officer and Director
Kevin Doyle                (Principal Executive Officer)



/s/ Thomas R. Dilk         Chief Financial Officer                June 30, 1997
-------------------------  and Director (Principal Financial
Thomas R. Dilk             and Accounting Officer)



/s/ Eric S. Kamisher       Director                               June 30, 1997
-------------------------
Eric S. Kamisher


/s/ Luciano R. Nicasio     Director                               June 30, 1997
-------------------------
Luciano R. Nicasio


/s/ Carlos Torano          Director                               June 30, 1997
-------------------------
Carlos Torano


/s/ Alfred J. Berger, Jr.  Director                               June 30, 1997
-------------------------
Alfred J. Berger, Jr.

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                             CARIBBEAN CIGAR COMPANY
                                AND SUBSIDIARIES

                             March 31, 1997 and 1996

                       REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS


Board of Directors
Caribbean Cigar Company

We have audited the accompanying consolidated balance sheets of Caribbean Cigar Company and Subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribbean Cigar Company as of March 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


Miami, Florida
June 6, 1997

                    Caribbean Cigar Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,


                                     ASSETS
                                                                               1997              1996
                                                                           ------------      ------------
Current assets
        Cash                                                               $  2,896,620      $    748,801
        Accounts receivable, net of allowance for doubtful accounts of
        $50,000 in 1997 and $0 in 1996                                        1,080,952            31,873
        Due from related parties                                                 58,314            18,000
        Inventory                                                             4,482,469           379,466
        Prepaid expenses and other current assets                             1,416,563            24,893
                                                                           ------------      ------------
               Total current assets                                           9,934,918         1,203,033
        Property and equipment, net                                           2,235,608           432,169
        Deposits and other assets                                               159,755            23,200
                                                                           ------------      ------------
                                                                           $ 12,330,281      $  1,658,402
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                   $  1,474,243      $    218,268
        Accrued expenses                                                        157,299            96,223
                                                                           ------------      ------------
               Total current liabilities                                      1,631,542           314,491
Due to stockholder                                                                   --            49,621
Commitments                                                                          --                --
Stockholders' equity
        Preferred stock, $.01 par value; 2,000,000 shares
         authorized, none issued or outstanding                                      --                --
         Common stock, $.001 par value; 10,000,000 shares
          authorized; issued and outstanding 5,126,218 shares at
          March 31, 1997 and 3,408,369 shares at March 31, 1996                   5,126             3,408
         Capital in excess of par value                                      11,359,862         1,852,945
         Accumulated deficit                                                   (666,249)         (550,743)
                                                                           ------------      ------------
                                                                             10,698,739         1,305,610
         Unearned compensation                                                       --           (11,320)
                                                                           ------------      ------------
               Total Stockholder's equity                                    10,698,739         1,294,290
                                                                           ------------      ------------
                                                                           $ 12,330,281      $  1,658,402
                                                                           ============      ============

        The accompanying notes are an integral part of these statements.

                    Caribbean Cigar Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Years Ended March 31,


                                                      1997              1996
                                                   -----------      -----------
Sales                                              $ 9,247,952      $   820,950
Cost of goods sold                                   5,946,566          592,258
                                                   -----------      -----------
                  Gross profit                       3,301,386          228,692
Selling expenses                                     2,038,829          384,818
General and administrative expenses                  1,580,619          338,208
Interest (income) expense                             (202,556)          27,253
                                                   -----------      -----------
                 Net loss                          $  (115,506)     $  (521,587)
                                                   ===========      ===========
Loss per share                                     $      (.03)     $      (.16)
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                    Caribbean Cigar Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Common Stock          Additional
                                                                Paid-In        Accumulated    Unearned
                                  Shares        Par Value       Capital          Deficit     Compensation       Total
                                 ----------      -------      ------------      ---------      --------      ------------
Balance as of March 31, 1995             --      $    --      $         --      $ (11,772)     $     --      $    (11,772)

Common stock issued
upon incorporation                2,459,000        2,459                --             --            --             2,459

Common stock issued
for services                          8,850            9            20,766             --            --            20,775

Common stock issued in
connection with debt
financing                           250,000          250            24,750             --            --            25,000

Common stock issued
as compensation                      55,500           55            52,494             --       (11,320)           41,229

Sale of common stock                135,000          135           262,365             --            --           262,500

Conversion of debt
financing to common
stock, net                           75,000           75           141,150             --            --           141,225

Common stock issued
through private
placement, net                      425,019          425         1,351,420             --            --         1,351,845

Payment due to owner
of predecessor company                   --           --                --        (17,384)           --           (17,384)

Net loss for year ended
March 31, 1996                           --           --                --       (521,587)           --          (521,587)
                                 ----------      -------      ------------      ---------      --------      ------------
Balance as of March 31, 1996      3,408,369        3,408         1,852,945       (550,743)      (11,320)        1,294,290

Common stock issued
through private
placement, net                      181,329          181           639,969             --            --           640,150

Common stock issued
upon the IPO, net                 1,523,750        1,524         8,709,514             --            --         8,711,038

Common stock issued
for services                         33,770           34           118,163             --            --           118,197

Common stock forfeited
in connection with stock
option plan                         (21,000)         (21)           (5,479)            --            --            (5,500)

Compensation for non-
employee stock options                   --           --            44,750             --            --            44,750

Deferred compensation
recognized                               --           --                --             --        11,320            11,320

Net loss for year ended
March 31, 1997                           --           --                --       (115,506)           --          (115,506)
                                 ----------      -------      ------------      ---------      --------      ------------
Balance as of March 31,1997       5,126,218      $ 5,126      $ 11,359,862      $(666,249)     $     --      $ 10,698,739
                                 ==========      =======      ============      =========      ========      ============

          The accompanying notes are an integral part of this statement

                    Caribbean Cigar Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended March 31,


                                                                           1997             1996
                                                                        -----------      -----------
Cash flows from operating activities:
         Net Loss                                                       $  (115,506)     $  (521,587)

         Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                    287,619           21,896

           Bad  debt expense                                                 50,000               --

           Common stock issued as compensation                                   --           41,230

           Deferred compensation                                             11,320               --

           Common stock and stock options issued for services               162,947           20,775

           Debt discount from issuance of common stock                           --           16,225

           Increase in accounts receivable and note receivable from
            stockholder                                                  (1,139,393)         (49,873)

           Increase in inventory                                         (4,103,003)        (371,163)

           Increase in prepaid expenses and other current assets         (1,391,670)         (24,893)

           Increase in deposits and other assets                           (136,555)         (20,515)

           Increase in accounts payable                                   1,255,975          209,196

           Increase in accrued expenses                                      61,076           96,223

           Decrease in due to stockholder                                   (49,621)              --
                                                                        -----------      -----------
                  Net cash used in operating activities                  (5,106,811)        (582,486)
Cash flows from investing activities:
         Additions to property and equipment                             (2,091,058)        (438,797)
                                                                        -----------      -----------
                  Net cash used in investing activities:                 (2,091,058)        (438,797)

Cash flows from financing activities:

         Advances from stockholder                                               --            5,478

         Proceeds from convertible debt                                          --          250,000

         Principal repayment of convertible debt                                 --         (100,000)

         Proceeds from issuance of common stock                           9,345,688        1,614,356
                                                                        -----------      -----------
                    Net cash provided by financing activities             9,345,688        1,769,834
                                                                        -----------      -----------
Net increase in cash                                                      2,147,819          748,551

Cash at beginning of period                                                 748,801              250
                                                                        -----------      -----------
Cash at end of year                                                     $ 2,896,620      $   748,801
                                                                        ===========      ===========
Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                         $     3,600      $    10,840
                                                                        ===========      ===========

        The accompanying notes are an integral part of these statements.

                    Caribbean Cigar Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Formation of Business

          The Company's predecessor, Caribbean Cigar Factory ("Cigar Factory"), was a sole proprietorship operated by the current President of the Company. From the commencement of operations in October 1994, through September 1995, the Cigar Factory operated a retail tobacco store in Key Largo, Florida. In September 1995, the assets and liabilities of the Cigar Factory were acquired and assumed by the Company, at their then net book value, in exchange for 1,820,000 shares of the Company's Common Stock and issuance of a promissory note as described in Note H.

          On July 30, 1996, the Company completed an initial public offering in which it issued and sold 1,523,750 shares of its Class A Common Stock for $7.00 per share and a like number of warrants for $.125 per warrant. The proceeds, net of underwriters' discount and related fees and expenses, of $664,000, were used to expand its retail operations, purchase tobacco for future production, increase the manufacturing operations and expand the wholesale distribution network.

     2.   Nature of Operations

          Caribbean Cigar Company and Subsidiaries (the "Company"), is a vertically integrated manufacturer, distributor and retailer of high quality, hand rolled premium cigars operating in South Florida and the Dominican Republic. At present, the Company operates six retail stores in South Florida.

          The Company, and the cigar industry, in general, have recently experienced shortages in certain types of natural wrapper and filler due to the increase in demand for tobacco for premium cigars. Although the shortages have not materially impacted cigar production, no assurance can be made that future shortages will not have an adverse effect on the Company.

     3.   Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

                                                                     (continued)

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     4.   Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's customers are geographically dispersed but are concentrated in the tobacco industry. The largest customer accounts for approximately 10% of sales. The Company historically has had no material losses on its accounts receivable from customers in the tobacco industry in excess of allowances provided.

     5.   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     6.   Inventory

          Inventory consists of tobacco, hand rolled cigars, cigars purchased from various other distributors as well as cigar accessories. Leaf tobacco is carried at the lower of average cost or market. In accordance with generally recognized industry practice, all leaf tobacco inventory is classified as current although portions of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year. Cigars and other inventories are generally valued at the lower of cost (using the first-in, first-out method) or market. Inventories are comprised of the following:

                                                    1997                  1996
                                                 ----------             --------
Raw materials                                    $  643,006             $ 39,651
Finished goods                                    3,839,463              339,815
                                                 ----------             --------
                                                 $4,482,469             $379,466
                                                 ==========             ========

                                                                   (continued)

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     7.   Property and Equipment

          Property and equipment has been recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using straight-line and accelerated methods. Leasehold improvements are amortized over the lesser of their estimated service life or the life of the lease. The range of estimated lives for financial reporting purposes are as follows:

          Leasehold improvements             2 to 5 years
          Machinery and equipment                 7 years
          Furniture and fixtures             5 to 7 years

     8.   Deferred Pre-Opening Costs

          Factory pre-opening costs consisting of salaries and other direct costs incidental to the opening of the Company's Dominican Republic factory are deferred and amortized over a one year period following the factory's opening date.

     9.   Trademarks

          Trademarks consist of costs accmulated in registering trade names of cigars and other tobacco related products and are being amortized on a straight-line basis over their useful lives. Trademark approval is pending on several products.

     10.  Income Taxes

          The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; this relates primarily to uniform capitalization. The tax effect of these differences are to be reflected as deferred income taxes.

     11.  Deferred Rent Liability

          The Company provides for rent expense by straight-lining future minimum rental payments over the terms of the respective lease agreements. Leases with scheduled rent increases which are fixed in amount creates a difference between rent expense recorded by the Company and amounts currently due. The difference between these amounts is reflected in accrued expenses as a deferred rent liability.

                                                                     (continued)

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     12.  Loss Per Share

          Loss per share for the years ended March 31, 1997 and 1996, is based upon the weighted average number of common stock shares and common equivalent shares outstanding during each year, using the weighted average shares outstanding. The total number of such weighted average shares was 4,570,082 and 3,254,135, respectively. Stock options and warrants are considered common stock equivalents unless their inclusion would be anti-dilutive.

     13.  Stock Options

          Options granted by the Company are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25.

     14.  Fair Value of Financial Instrument

          The carrying value of cash, receivables, and accounts payable approximate the fair value due to the short-term maturities of these instruments.

     15.  Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     16.  Reclassifications

          Certain reclassifications of 1996 amounts have been made to conform to the 1997 financial statement presentation.

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE B - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share (SFAS 128). SFAS 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. It requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement. Provisions of SFAS 128 are effective for financial statements issued for periods ending after December 15, 1997. The Company has made no assessment of the potential impact of adopting SFAS 128 at this time.

NOTE C - PROPERTY AND EQUIPMENT

          Property, plant and equipment consists of the following:

                                                     1997               1996
                                                  ----------          ---------
Land                                              $   20,000          $      --
Building                                             200,557                 --
Leasehold improvements                               799,556            124,100
Machinery and equipment                              799,274            136,750
Furniture and fixtures                               713,839            118,720
                                                  ----------          ---------
                                                   2,533,226            379,570
Accumulated depreciation                            (297,618)           (24,018)
                                                  ----------          ---------
                                                   2,235,608            355,552
Construction in progress                                  --             76,617
                                                  ----------          ---------
                                                  $2,235,608          $ 432,169
                                                  ==========          =========

NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

          Prepaid expenses and other current assets consists of the following items at:


                                                       1997               1996
                                                    ----------           -------
Advances on tobacco                                 $1,019,145           $    --
Prepaid insurance                                      122,861             4,676
Deferred pre-opening costs                              92,707                --
Other                                                  181,850            20,217
                                                    ----------           -------
                                                    $1,416,563           $24,893
                                                    ==========           =======

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE E - DEBT FINANCING

          In October 1995, at or about the time of organization of the Company, the Company issued 10% notes in the aggregate principal amount of $250,000 and as additional consideration to the lenders, issued 250,000 shares of common stock to the lenders. The Company valued such stock at $.10 per share, which was determined by the Board of Directors to be the fair value at the date of issuance. The issue of such shares was amortized using the effective interest method, over the term of the notes. These notes were to mature upon the earlier of one year or the receipt of $500,000 from the sale of additional debt or equity securities. In March 1996, certain lenders converted a total of $150,000 of such notes into 75,000 shares of the Company's common stock. For notes which were converted into common stock, the unamortized portion of the debt issue discount was recorded as a reduction in paid-in capital. The remaining principal amounts and accrued interest were paid in March 1996, with the proceeds from the sale of common stock.

NOTE F - ACCRUED LIABILITIES

          Accrued liabilities is comprised of the following items at:

                                                           1997           1996
                                                         --------       --------
Payroll                                                  $ 65,268       $ 54,974
Professional services                                      64,196         35,000
Deferred rent liability                                    27,835          6,249
                                                         --------       --------
                                                         $157,299       $ 96,223
                                                         ========       ========

NOTE G - COMMITMENTS

          Lease Commitments

          The Company leases office and retail facilities under noncancelable, operating leases. The lease agreements provide for certain minimum fixed rental increases and/or increases based upon changes in the consumer price index. The agreements also contain options to extend the term of the lease. Future minimum annual lease commitments including leases signed subsequent to March 31, 1997, are approximately as follows:

1998                                                                  $  458,151
1999                                                                     563,015
2000                                                                     547,256
2001                                                                     536,281
2002                                                                     350,050
Thereafter                                                               641,036
                                                                      ----------
                                                                      $3,095,789
                                                                      ==========

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE G - COMMITMENTS - Continued

          Lease Commitments - Continued

          Rent expense amounted to approximately $283,000 and $47,000 in fiscal 1997 and 1996, respectively.

          The Company expects to open one additional retail store as well as expanding the manufacturing and distribution operations of the Company.

          Cigar Commitment

          The Company has a commitment to purchase approximately 300,000 in finished cigars annually from a manufacturer in order to retain exclusivity under an exclusive supply contract with such manufacturer.

          Employment Agreements

          The Company has an employment agreement with its chief executive officer which provides for certain levels of base compensation and noncompete covenants as defined.

          The Company has a compensation agreement with its chief financial officer which provides for compensation as defined. As of March 31, 1996, the Company had issued 32,000 shares of common stock to the chief financial officer under this agreement. Under the terms of this agreement, an option to purchase 100,000 shares of common stock at $1.50 per share, exercisable until November 2001 was granted.

NOTE H - RELATED PARTY TRANSACTIONS

          During the course of the year ended March 31, 1997, the Company loaned $58,314 to an officer and various employees of the Company. Approximately $34,000 is collateralized by stock and the remaining balance is unsecured.

                                                                     (continued)

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE H - RELATED PARTY TRANSACTIONS - Continued

          The amount due to stockholder at March 31, 1996, represents advances to Caribbean Cigar Factory of $32,237 by its founder, who is currently the Company's largest individual stockholder. This amount also includes the accumulated earnings of the predecessor company through the date on which the net assets were acquired by the Company of $17,384, as discussed in Note A. The obligation was satisfied at March 31, 1997.

          The Company from time to time purchases and sells tobacco to entities affiliated with a current Board of Director of the Company. Purchases and sales amounted to $1,032,000 and $154,000, respectively, for the year ended March 31, 1997.

NOTE I - INCOME TAXES

          No provision for income taxes has been recorded in the accompanying financial statements as the Company has incurred losses since inception.

          Deferred tax assets and liabilities result principally from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The tax effect of such deductible current and noncurrent temporary differences at March 31, 1997 were $215,180 and $10,470 and $18,750 and $207,240 at March 31, 1996. The
          current deferred tax asset at March 31, 1997, is primarily the result of differences in inventory capitalization between tax and financial reporting and the tax effect of net operating loss carryforwards for federal and state purposes. The Company has provided a 100% valuation allowance against such assets as management believes that it is more likely than not that the benefits will not be realized.

          The Company has net operating loss carryforwards for federal and state purposes for the years ended 1997 and 1996 of approximately $221,000 and $550,700, respectively. The net operating losses will expire in the year 2011. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, an ownership change has not occurred which would cause the net operating loss carryover to be limited.

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE J - STOCKHOLDERS' EQUITY

          The following summarizes and describes the issuance of common stock as detailed in the Statement of Stockholders' Equity:

          Upon incorporation and in connection with the transfer of net assets of the Cigar Factory (see Note A), the Company issued a total of 2,459,000 shares to the founders of the Company which was recorded at the par value of the stock.

          See Note E - Debt Financing, which describes the issuance of common stock in connection with certain financing as well as the conversion of such debt to common stock of the Company.

          See Note G - Commitments which describes the agreement entered into with the Company's Chief Financial Officer for payment of compensation in the form of common stock.

          The Company had issued common stock to certain key employees which would have vested upon their completion of one year of service with the Company, after the issue date. For the 20,500 shares issued in October 1995, such stock was valued at $.10 per share. For the 3,000 shares issued in March 1996, such stock was valued at $3.50 per share. The employee left the Company prior to vesting, and such stock was forfeited. The fair value of the common stock, as defined above has been reflected as compensation expense, to the extent earned, in the accompanying financial statements. The unearned portion of such amounts is reflected as a reduction in stockholder's equity in the accompanying balance sheet.

          In November 1995, the Company sold 10,000 shares of common stock to its Chief Financial Officer for $1.25 per share. In January 1996, the Company sold a total of 125,000 shares of common stock to unrelated investors at $2.00 per share.

          During the year ended March 31, 1996, the Company issued common stock to unrelated parties in exchange for certain services provided to the Company. In November 1995, 3,000 shares were issued to the Company's former attorney which was valued at $0.10 per share. In February 1996, a total of 5,850 shares, valued at $3.50 per share, were issued to various parties for services provided in connection with the private placement as well as development of certain software programs.

          Beginning in February 1996 and through March 31, 1996, the Company has sold 425,019 shares of common stock through a private placement of such securities. The offering price of such stock was $3.50 per share and has resulted in net proceeds of approximately $1,352,000.

                                                                     (continued)

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE J - STOCKHOLDERS' EQUITY - Continued

          The Company completed an initial public offering on August 1, 1996 in which it issued and sold 1,523,750 shares of its Class A Common Stock for $7.00 a share.

NOTE K - STOCK OPTIONS

          In March 1996, the Company issued an option for the purchase of 8,000 shares at $4.20 per share, which exceeded the fair market value on the date of the grant. The option was issued in consideration for certain consulting services provided to the Company.

          The Company's 1996 Long-Term Incentive Stock Option Plan provides for granting of options of not more than 500,000 shares of common stock.

          Prior to March 31, 1996, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing April 1, 1996, the Company accounts for nonqualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

          Options granted to non-employees in the current year have been accounted under SFAS 123 and resulted in compensation expense of $44,750.

          Had compensation cost for the stock option plan options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                    1997               1996
                                                 -----------        -----------
Net Loss
    As reported                                  $  (115,506)       $  (521,587)
     Pro forma                                   $  (288,961)       $  (566,087)
Primary loss per share
    As reported                                  $      (.03)       $      (.16)
     Pro forma                                   $      (.06)       $      (.17)

          The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

                                                                     (continued)

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996


NOTE K - STOCK OPTIONS- Continued

          The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0.0 percent for all years; expected volatility of 30.59 percent in both years; risk-free interest rates of
          6.36 percent in 1997 and 5.72 percent in 1996; and expected holding periods of one year in both periods.

          A summary of the status of the Company's fixed stock options as of March 31, 1997 and 1996, and changes during the years ending on those dates is as follows:


                                      1997                       1996
                                      ----                       ----
                                            Weighted-                   Weighted-
                               Shares        Average       Shares        Average
                                (000)      Excise Price     (000)      Excise Price
                               ------      ------------    ------      ------------
Outstanding at beginning
of year                        225,000     $      1.36          --     $        --
Granted                        399,000            5.30     225,000            1.36
Exercised                           --              --          --              --
Expired                             --              --          --              --
Forfeited                           --              --          --              --
                               -------                     -------
Outstanding at end of year     624,000            3.88     225,000            1.36
                               =======                     =======
Options exercisable at end     465,000                     225,000
of year
Weighted-average fair
value of options granted        $  .84                      $  .20
during the year

The following information applies to options outstanding at March 31, 1997.


                                            Options Outstanding                                 Options Exercisable
                                            -------------------                                 -------------------
                                                Weighted-
                                                  Average              Weighted-                                 Weighted-
   Range of                Shares                Remaining              Average              Shares               Average
Exercise Prices            (000)              Contractual Life       Exercise Price           (000)            Exercise Price
---------------            -----              ----------------       --------------           -----            --------------
   $0-$1.50                225,000                  4.54               $  1.36               225,000               $  1.36
 $1.51-$3.50               193,500                  4.10                  3.50                82,500                  3.50
 $3.51-$7.00               205,500                  4.24                  7.00               157,500                  7.00

                    Caribbean Cigar Company and Subsidiaries

                             March 31, 1997 and 1996

NOTE L - SEGMENT INFORMATION


                                    Retail        Manufacturing      General
                                  Operations      Distribution      Corporate        Eliminations        Totals
                                 ------------     ------------     ------------      ------------     ------------
Sales and Transfers
To unaffiliated customers        $  1,996,424     $  7,251,528     $                 $                $  9,247,952
To other segments                          --        1,504,773                       $ (1,504,773)              --
                                 ------------     ------------     ------------      ------------     ------------
                                 $  1,996,424     $  8,756,301     $                 $ (1,504,773)    $  9,247,952
                                 ============     ============     ============      ============     ============
Operating profit (loss)          $    111,349     $  1,353,764     $ (1,580,619)     $                $   (115,506)
                                 ============     ============     ============      ============     ============
Assets                           $  1,605,268     $  6,929,237     $  3,795,776      $                $ 12,330,281
                                 ============     ============     ============      ============     ============
Depreciation and amortization    $     79,476     $    139,162     $     68,981      $                $    287,619
                                 ============     ============     ============      ============     ============
Capital expenditures             $    800,475     $  1,135,998     $    154,585      $                $  2,091,058
                                 ============     ============     ============      ============     ============

NOTE M - SUBSEQUENT EVENTS

          On April 1, 1997, the Company acquired certain assets of American West Cigar Co. for a cash price of $237,000. The assets acquired principally consisted of tobacco inventory, cigar molds, finished cigars and trademarks and a supply agreement with a cigar manufacturer. In connection with the acquisition, the Company entered into consulting agreements with the two principals to provide consulting services for three years at varying rates of performance based compensation as defined in the agreements.