Form 10KSB40/A
period 1997-03-31
CARIBBEAN CIGAR CO
filed 1997-08-07
CIK 1009769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                  FORM 10-KSB/A
                                 Amendment No. 1
                        For the Year Ended March 31, 1997
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

Purpose of Amendment: To include the information required by Part III of the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on June 30, 1997.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

         The Board of Directors is presently comprised of six individuals, Messrs. Kevin Doyle, Thomas R. Dilk, Eric S. Kamisher, Luciano R. Nicasio, Carlos Torano and Alfred J. Berger, Jr.


         The following table sets forth certain information concerning the directors:


         Name                 Age          Position with the Company and Year First Elected Director
         ----                 ---          ---------------------------------------------------------
Kevin Doyle                   38           Chairman of the Board, President, Chief Executive Officer and Director,
                                           1994
Thomas R. Dilk                51           Chief Financial Officer, Treasurer and Director, 1995
Eric S. Kamisher              38           Secretary and Director, 1996
Luciano R. Nicasio            37           Director, 1996
Carlos Torano                 54           Director, 1996
Alfred J. Berger, Jr.         54           Director, 1997

Biographical information concerning the directors is set forth below.

         Mr. Kevin Doyle has been president, chief executive officer and a director of the Company since its organization in October 1994. From June 1987 through November 1995, Mr. Doyle was an air traffic controller in Miami, Florida. From 1983 until 1994, Mr. Doyle was involved in the cigar business on a part-time basis as a wholesaler and retailer.

         Mr. Thomas R. Dilk has been chief financial officer and a director of the Company since October 1995. From February 1991 to October 1995, Mr. Dilk was vice president and chief financial officer for Wave Systems Corporation. For two years prior thereto, he was a business consultant providing analytical services to emerging growth companies. In 1981, Mr. Dilk was a founder of POP Radio Corp., of which he was executive vice president until April 1989.

         Mr. Eric S. Kamisher has been secretary and a director of the Company since March 1996. He is of counsel to the law firm of Esanu Katsky Korins & Siger, which is counsel to the Company. Mr. Kamisher does not receive a salary for his duties as secretary of the Company. From 1986 through the present, Mr. Kamisher has practiced law in New York City and Stamford, Connecticut, specializing in the areas of corporate and securities law.

         Mr. Luciano R. Nicasio has been a director of the Company since June 1996. From 1978 to June 1996, Mr. Nicasio was an officer of Bankers Trust Company, where he most recently served as a Managing Director with Bankers Trust New York Corporation and as Co-head of International Equities Sales and Trading with BT Securities Corporation. Mr. Nicasio recently established a private international investment advisory firm located in New York City, Stamford, Connecticut and London, England.

         Mr. Carlos Torano has been a director of the Company since November 1996. Mr. Torano has been in the tobacco business since the early 1970's. He worked with Torano & Co. and later A.S.P. Enterprises, both privately held companies, involved in the growing and processing of tobacco throughout the world. In 1981, Mr Torano was one of the founders of Central America Tobacco Corporation ("C.A.T."), a manufacturer and marketer of premium cigars.
Mr. Torano is currently the President and sole owner of C.A.T. In the early 1990's Mr. Torano also founded the company "Torano Cigars" which is a global distributor of premium cigar brands.

         Mr. Alfred J. Berger, Jr. has been a director of the Company since April 1997. He has been the president of American Western Cigar Co. since 1994 and a director of DWG Cigar Co. and later to SWD Corp. since 1968. Previously, Mr. Berger was the vice president of John Berger & Son Co. and the National Cigar Company. Mr. Berger was also the president of American Case and Luggage Co. from 1982 to 1994 and M. Marsh & Son Co. from 1992 to 1994.

EXECUTIVE OFFICERS

         The current executive officers of the Company are set forth below.


Name                               Position
----                               --------
Kevin Doyle               Chief Executive Officer, Chairman of the Board and President
Thomas R. Dilk            Chief Financial Officer and Treasurer
Eric S. Kamisher          Secretary

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 1997 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 1997, it has been determined that the following Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act by failing to file Forms 3 in a timely manner: Kevin Doyle, Thomas R. Dilk, Eric S. Kamisher, Luciano R. Nicasio, Carlos Torano and Michael Risley.

ITEM 10.  EXECUTIVE COMPENSATION.

DIRECTORS COMPENSATION

        Directors do not currently receive fees for their services as directors except as described under "Employment Contracts and Consulting Agreements" below.

EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and executive officers whose total annual salary and bonus exceeded $100,000 for the last three fiscal years for services rendered in all capacities to the Company.

                           SUMMARY COMPENSATION TABLE


                                                    Annual Compensation             Long-Term Compensation (Awards)
                                                    -------------------             -------------------------------
                                                                                 Restricted Stock          Options, SARs
Name and Principal Position           Year         Salary          Bonus         Awards (Dollars)             (Number)
---------------------------           ----       ----------      --------        ----------------          -----------
Kevin Doyle - President,              1997       $150,000         (1)              --                      70,000(2)
Chief Executive Officer and           1996       $102,000          --              --                       --
Director
Thomas R. Dilk - Chief Financial      1997       $80,000           --              --                       --
Officer, Treasurer and Director       1996       $33,333           --             $46,667                 100,000


EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

         Mr. Doyle has a three-year employment agreement, which commenced on January 1, 1996, pursuant to which he received a base salary of $102,000 for 1996 and $150,000 for 1997. In addition, he is eligible to receive bonuses at the discretion of the Board of Directors. Mr. Doyle shall be entitled to participate in any and all pension, health, deferred compensation or any other similar plan which are made to all employees. This agreement includes several noncompete covenants, as defined therein.

        The Company has a compensation agreement with Thomas R. Dilk, pursuant to which he receives a base salary of $80,000. As of March 31, 1996, the Company has issued 32,000 shares of Common Stock to Mr. Dilk pursuant to this agreement. In addition, an option to purchase 100,000 shares of Common Stock at $1.50 per share, exercisable until November 2001 was granted.

        On April 1, 1997, the Company entered into individual consulting agreements (collectively, the "Consulting Agreements") with Alfred J. Berger, Jr. and Lawrence D. Frutkin, pursuant to which Messrs. Berger and Frutkin provide management, sales and consulting services on an ongoing basis to the Company. The Consulting Agreements provide Messrs. Berger and Frutkin with fixed compensation at an annual rate of $100,000, payable in equal monthly installments on the last day of each month, and performance based compensation in the form of cash and shares of the Company's common stock. In addition, Mr. Berger, pursuant to his Consulting Agreement, was

--------

         (1) Mr. Doyle receives a bonus if he reaches certain revenue and earnings targets. A bonus of $10,000 will be granted to Mr. Doyle per quarter in the event that he reaches the revenue targets set forth by the Compensation Committee of the Board of Directors. A bonus of 1.5% of the earnings of the Company shall be issued to Mr. Doyle, if and only if a minimum earnings threshold is reached consistent with the annual earnings target set forth by the Compensation Committee of the Board of Directors. Mr. Doyle will also be entitled to a company car, sick leave and vacation pay.

         (2) Mr. Doyle received an option representing 70,000 shares with an exercise date of June 2006.

elected as a director of the Company by the Board. Unless terminated earlier, the Consulting Agreements expire on March 31, 2000. Mr. Berger did not receive this compensation during the last fiscal year ended March 31, 1997.

1996 LONG TERM INCENTIVE PLAN

         In May 1996, the Company adopted, by action of the Board of Directors and shareholders, the 1996 Long-Term Incentive Plan (the "Plan") to enable the Company to attract, retain and reward key employees of the Company and its subsidiaries and affiliates. The Plan does not have an expiration date. The Plan is authorized for 500,000 shares of Common Stock. If shares subject to an option under the Plan cease to be subject to such option, or if shares awarded under the Plan are forfeited, or otherwise terminate without a payment being made to the participant in the form of stock, such shares will again be available for future distribution under the Plan.

         Awards under the Plan may be made to key employees, including officers and consultants to the Company, its subsidiaries and affiliates. The Plan imposes no limit on the number of officers and other key employees to whom awards may be made; however, no person shall be entitled to receive in any fiscal year awards which would entitle such person to acquire more than 3% of the number of shares of common stock outstanding on the date of grant.

        The Plan is administered by a committee of no less than two disinterested directors appointed by the Board of Directors (the "Committee"). Any member or alternate member of the Committee shall not be eligible to receive options or stock under the Plan (except as to the automatic grant of options to directors) or under any plan of the Company or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted, the terms and conditions of the award, including the type of award, the exercise price and term and the restrictions and forfeiture conditions. This committee is currently comprised of Alfred J. Berger, Jr. and Luciano R. Nicasio.

         The Committee has the authority to grant the following types of awards under the Plan: incentive or non-qualified stock options; stock appreciation rights; restricted stock; deferred stock; stock purchase rights and/or other stock-based awards. The Plan is designed to provide the Committee with broad discretion to grant incentive stock-based rights.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         In June 1996, the Company adopted, by action of the Board of Directors and shareholders, the Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan") to attract, retain and reward independent directors, who are not otherwise employed by the Company or any subsidiary, for services to the Company and its subsidiaries. The Non-Employee Directors Plan is authorized to grant stock options to purchase up to 100,000 shares of Common Stock.

         On the date that each non-employee director is elected to the Board, such individual shall receive stock options to purchase 5,000 shares of Common Stock. Initial option grants under the Non-Employee Directors Plan vest upon grant with an exercise price per share equal to the greater of the fair market value on the date of grant or the par value of the Common Stock.

        On April of each year, commencing April 1, 1997, each non-employee director shall also receive stock options to purchase 2,500 shares of Common Stock. These annual option grants vest 25% after each three-month period following the grant with an exercise price per share equal to the greater of the fair market value on the date of grant or the par value of the Common Stock. These options have a term of ten (10) years and are exercisable as to 625 shares on the first day of July, October, January and April immediately following the date of grant. If there is a change in control of the Company, all outstanding stock options granted under the Non-Employee Directors Plan shall be made in the event of a merger, consolidation, recapitalization, reclassification, stock split, warrants or rights issuance, stock dividend or combination of shares. As of July 1997, the following eligible directors have received stock options pursuant to the Non-Employee Directors Plan during the last fiscal year: Eric S. Kamisher, Luciano R. Nicasio and Carlos Torano.

         The Non-Employee Directors Stock Option Plan is administered by a committee of not less than two disinterested persons, who are appointed by the Board of Directors.

         The following table sets forth information concerning options granted during the year ended March 31, 1997 pursuant to the Company's stock option plans. No stock appreciation rights ("SARs") were granted.



                   OPTION GRANTS IN YEAR ENDED MARCH 31, 1997


                                                                Percent of
                                         Number of              Total Options
                                         Shares                 Granted to
                                         Underlying             Employees in          Exercise Price
         Name                            Options Granted        Fiscal Year           Per Share             Expiration Date
         ----                            ---------------        -----------           ---------             ---------------
Kevin Doyle                                70,000               22.6                   $ 7.00                 6/06
Thomas R. Dilk                            100,000               32.3                     1.50                 9/05
Luciano R. Nicasio                          7,500                2.4                     7.00                 7/06
Carlos Torano                              75,000               24.1                     3.50                 2/06
Eric S. Kamisher                            7,500                2.4                     3.50                 4/06
Michael Risley                             50,000               16.1                     7.00                 6/06


The Company's officers named in the Summary Compensation Table did not exercise options or warrants during the year ended March 31, 1997. No SARs have been granted.

The Company did not engage in any option repricing during the fiscal year.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Set forth below is information as of March 31, 1997, as to (i) the Company's Chief Executive Officer, (ii) each executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year, (iii) each person owning of record or known by the Company, based on information provided to the Company by the persons named below, to own beneficially at least 5% of the Company's Common Stock and (iv) all officers and directors as a group.


                                                                      Percent of Outstanding
Name and Address(1)                          Shares                   Common Stock
-------------------                          ------                   ------------
Kevin Doyle                                 1,823,250                    35.6%
6265 SW 8th Street
Miami, Florida 33144
Thomas R. Dilk                                343,333(2)                  6.6%
6265 SW 8th Street
Miami, Florida 33144
Michael Risley                                558,250                    10.9%
2665 South Bayshore Drive
Suite 701
Miami, Florida 33133

                                                                     Percent of Outstanding
Name and Address(1)                           Shares                   Common Stock
-------------------                           ------                   ------------
All directors and officers as a group          2,176,083                42.5%
(six individuals owning stock or warrants)

----------

(1) Unless otherwise indicated, each person has the sole voting and investment power and direct beneficial ownership of the shares.

(2) Includes 100,000 shares of Common Stock issuable upon the exercise of an option held by Mr. Dilk exercisable until November 2001.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

         During the past two years, Thomas R. Dilk made three loans to the Company. Two loans totaling $100,000 and one loan totaling $30,000. Such loans were used toward the operating expenses of the Company and have been repaid by the Company.

         On April 17, 1997, pursuant to an agreement by and among the Company, Caribbean AWC Corporation, a wholly-owned subsidiary of the Company, and American Case & Luggage Co. d/b/a American Western Cigar Co. ("AWC"), Lawrence
D. Frutkin and Alfred J. Berger, Jr., the Company acquired assets of AWC for use in the Company's business of manufacturing and selling cigars. The acquired assets included AWC's cigar inventory, cigar molds, trademark rights, intellectual property and contractual rights and obligations. Contracts assigned to the Company pursuant to the Asset Purchase Agreement included an exclusive supply agreement between AWC and a cigar manufacturer based in Yogyakarta, Indonesia. The purchase price of the assets was $237,000, which represented the net book value of the assets acquired.

         The Company from time to time purchases and sells tobacco to entities affiliated with Alfred J. Berger, Jr. and Lawrence D. Frutkin, including American Western Cigar Company. Purchases and sales amounted to $672,736 and $9,287, respectively for the year ended March 31, 1997.

         The Company from time to time purchases and sells tobacco to entities affiliated with Carlos Torano, including Central American Tobacco and Torano Cigars. Purchases and sales amounted to $1,276,831 and $153,792, respectively for the year ended March 31, 1997.

         During 1996, the law firm of Esanu Katsky Korins & Siger, to which Eric Kamisher is of counsel, provided legal services to the Company, for which it received fees of approximately $375,000. Esanu Katsky Korins & Siger is continuing to render legal services to the Company during the year of 1997.

         On March 31, 1997, the Company satisfied an obligation to Mr. Doyle, the founder of the Company, in the amount of $32,237, which was used for the Company's operating expenses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CARIBBEAN CIGAR COMPANY


Date: July 30, 1997                                 By: /s/Kevin Doyle
                                                        ---------------
                                                        Kevin Doyle, President


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signature                           Title
   ---------                           -----

Kevin Doyle*                     Chairman of the Board, President
---------------                  Chief Executive Officer and Director
Kevin Doyle                      (Principal Executive Officer)



Thomas R. Dilk*                  Chief Financial Officer
------------------               and Director (Principal Financial
Thomas R. Dilk                   and Accounting Officer)



Eric S. Kamisher*                Director                              *By: /s/ Kevin Doyle
--------------------                                                       --------------------------
Eric S. Kamisher                                                                Kevin Doyle
                                                                             Attorney-in-fact
                                                                              July 30, 1997
Luciano R. Nicasio*              Director
----------------------
Luciano R. Nicasio


Carlos Torano*                   Director
-----------------
Carlos Torano


Alfred J. Berger, Jr.*           Director
-------------------------
Alfred J. Berger, Jr.
