Form 10QSB
period 1997-06-30
CARIBBEAN CIGAR CO
filed 1997-08-14
CIK 1009769

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                      OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

                    5,130,169 shares as of August 1, 1997

                   CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                           CONDENSED BALANCE SHEETS


                                    ASSETS

                                                                  JUNE 30, 1997          MARCH 31, 1997
                                                                  -------------          --------------
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                         $    79,824             $ 2,896,620
  Accounts receivable                                                 1,184,360               1,080,952
  Due from related parties                                               21,509                  58,314
  Inventory                                                           6,204,047               4,482,469
  Prepaid expenses and other receivables                              2,237,463               1,416,563
                                                                      ---------               ---------

      Total current assets                                            9,727,203               9,934,918

Property and equipment (net)                                          2,680,308               2,235,608

Deposits and other assets                                               167,530                 159,755
                                                                      ---------               ---------
                                                                    $12,575,041             $12,330,281
                                                                     ----------              ----------
                                                                     ----------              ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,363,504             $ 1,474,243
  Accrued expenses and taxes payable                                    107,637                 157,299
  Loans payable - officers and directors                                249,700                     -
                                                                      ---------               ---------
      Total current liabilities                                       1,720,841               1,631,542
                                                                      ---------               ---------
Commitments and contingencies                                                 -                       -

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized, none issued and outstanding                                   -                       -
  Common stock, $.001 value; 10,000,000 shares
    authorized; June 30, 1997 - issued and out-
    standing - 5,130,169; March 31, 1997 - issued
    and outstanding - 5,126,218                                           5,130                   5,126
  Capital in excess of par value                                     11,384,054              11,359,862
  Accumulated deficit                                                  (534,984)               (666,249)
                                                                      ---------               ---------
                                                                     10,854,200              10,698,739
                                                                     ----------              ----------
                                                                    $12,575,041             $12,330,281
                                                                     ----------              ----------
                                                                     ----------              ----------



The accompanying notes are an integral part hereof.

                   CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                      CONDENSED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                                                       Three Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                    1997                 1996
                                                                    ----                 ----
Sales                                                            $3,031,686           $1,272,307

Cost of goods sold                                                1,497,004              885,688
                                                                  ---------            ---------
Gross profit                                                      1,534,682              386,619
                                                                  ---------            ---------
Operating expenses:
  Selling expenses                                                  706,151              338,057
  General and administrative expenses                               708,557              324,471
                                                                  ---------            ---------
                                                                  1,414,708              662,528
                                                                  ---------            ---------
                                                                    119,974            (275,909)
                                                                  ---------            ---------
Other income (expense):
  Interest income                                                    11,291                    -
  Interest expense                                                      -                (1,074)
                                                                  ---------            ---------
                                                                     11,291              (1,074)
                                                                  ---------            ---------
Net income (loss)                                                  $131,265           ($276,983)
                                                                  ---------            ---------
                                                                  ---------            ---------
Income (loss) per common share                                          .03                (.08)

Weighted average number of shares outstanding                     5,128,852           3,540,880










The accompanying notes are an integral part hereof.

                   CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                      Three Months Ended
                                                                           June 30,
                                                                   1997                  1996
                                                                   ----                  ----
Cash flows from operating activities:
  Net income (loss)                                             $  131,265             ($276,983)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                134,990                30,170
      Amortization of unearned compensation                              -                 6,353
      Common stock issued for services                              24,196                     -
      (Increase) in accounts receivable                           (103,408)             (137,517)
      (Increase) in inventory                                   (1,721,578)             (266,619)
      (Increase) in prepaid expenses and other
        receivables                                               (820,900)             (579,048)
      (Increase) in deposits and other assets                       (6,594)              (68,003)
      Increase (decrease) in accounts payable                     (110,739)              188,664
      Increase (decrease) in accrued expenses and
       taxes payable                                               (49,662)              122,551
                                                               -----------            ----------
Net cash (used) by operating activities                         (2,522,430)             (980,432)
                                                               -----------            ----------
Cash flows from investing activities:
  Additions to property and equipment                             (579,691)             (202,664)
  Trademark costs                                                   (1,180)                    -
                                                               -----------            ----------
Net cash (used) by investing activities                           (580,871)             (202,664)
                                                               -----------            ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                 -               645,722
  Advances from officers and directors                             249,700                     -
  Repayment of advances to related parties                          36,805                     -
                                                               -----------            ----------
Net cash provided by financing activities                          286,505               645,722
                                                               -----------            ----------
Net (decrease) in cash                                          (2,816,796)             (537,374)

Cash at beginning of period                                      2,896,620               748,801
                                                               -----------            ----------
Cash at end of period                                          $    79,824              $211,427
                                                               -----------            ----------
                                                               -----------            ----------
Supplemental information:
  Cash paid for interest                                          $      -              $  1,074
  Cash paid for federal income tax                                       -                     -



The accompanying notes are an integral part hereof.

                   CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                JUNE 30, 1997

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and cash
flows for the three  months  ended  June  30,  1997  and  1996.   Such
financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain  information  and  footnote  disclosures  normally included in
financial  statements  prepared  in  accordance  with  generally   accepted
accounting  principles  have  been  omitted.   It  is  suggested that these
condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1997 included in its Annual Report filed on Form 10-KSB, file no. 0-28728, which was filed on June 30, 1997. The results of operations for the period ended June 30, 1997 are not necessarily indicative of operating results for the full year.

1.   INCOME (LOSS) PER SHARE:

     Income (loss) per share for the three months ended June 30, 1997 and 1996 is based upon the weighted average number of shares of common stock outstanding during the period. The calculation gives retroactive effect (as if to inception of the company) to those shares issued to founders at par value. Additionally, stock and stock options issued during fiscal 1996 have been treated as outstanding since October 3, 1994 (inception), the dilutive effective of which was computed using the treasury stock method.

2. In April 1997, the Company granted each of the six members of its Board of Directors options to purchase 2,500 shares of the Company's common stock pursuant to the provisions of its Long Term Incentive Stock Option Plan.

     In addition, in May 1997, 3,951 shares of its common stock were issued in exchange for services rendered to the Company.

3. On June 20, 1997, the Company borrowed $250,000 from five of its directors. In connection with such borrowing, the Company issued (a) its 8% subordinated promissory notes due July 1, 1998 in the aggregate principal amount of $250,000, and (b) five-year warrants to purchase an aggregate of 187,500 share of Common Stock at $6.18 per share. The notes are prepayable from the proceeds of any debt or equity financing, including any term loan or revolving credit facilty.

                           CARIBBEAN CIGAR COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   THREE MONTHS ENDED JUNE 30,1997 AND 1996


THREE MONTHS ENDED JUNE 30, 1997 AND 1996

The results of operations for the three months ended June 30, 1997 are not comparable with the results of operations for the three months ended June 30, 1996. Although the Company had begun the production of its own brand of cigars in January 1996, it had not fully expanded its retail and wholesale distribution operation until after the completion of its initial public offering in August 1996.

The Company's sales for the three months ended June 30, 1997 were $3,031,700, representing an increase of 1382% from the Company's sales for the three months ended June 30, 1996 which were $1,272,300. This increase is primarily due to the opening of an additional five retail stores, a manufacturing facility in the Dominican Republic and an increase in the wholesale distribution of its own and other tobacco and related products, The combined sales of the retail stores for the three months ended June 30, 1997 were $574,600 as compared to $345,000 for the comparable period of 1996. The remaining sales of $2,457,100 or 81% of sales was attributable to wholesale sales.

Cost of goods sold increase to $1,497,000 as compared to $885,700 for the three months ended in June 1996. This represented an increase of 690% and was primarily attributable to the increase in the volume of sales.

Gross profit increased to $1,534,700 or 51% of sales for the three months ended June 30, 1997 as compared to a gross profit of $386,600 or 30% of sales for the comparable period in 1996. The increase in gross profit reflects improved margins from the manufacture of the Company's cigars in its Dominican Republic facility; the opening of five additional retail facilities; and increased wholesale distribution of cigars and related products.

Selling expenses increased to $706,200 for the three months ended June 30, 1997 as compared to $338,100 for the comparable period of 1996. This represents an increase of 1088%. The increase in selling expenses reflects the increase in marketing and advertising expenses associated with the building of brand awareness for the Company's premium cigars, and an increase in its sales force. Selling expenses for the three months ended June 30, 1997 consisted primarily of salaries of $140,000; rents of $54,600; advertising and promotional costs of $188,000; shipping costs of $140,000 and other costs of $182,600.

General and administrative expenses increased to $798,600 as compared to $324,500 for the comparable period in 1996. This represents an increase of 1461% and is attributable to the increase in the volume of the Company's operations and includes salaries and related costs of $300,000; professional fees of $101,000: insurance costs of $47,000; travel costs of $86,800 and other costs of $263,800.

The Company incurred no interest expense in the period ended June 30, 1997 as compared to interest expense of $1,074 in the comparable period in 1996. During the period ended June 30, 1997 the Company earned $11,300 in interest income as a result of investing funds from its initial public offering in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the  Company  had  working  capital  of  $8,006,400.   The
Company's  current  ratio  as  of  June 30, 1997 was approximately 5:6:1 as
compared to approximately 6:1 at March  31,  1997.   The  decrease  in  the
Company's  current  ratio  is  primarily  attributable  to  the  $2,800,000
decrease   in   cash  and  cash  equivalents.   The  Company  has  expended
approximately $2,500,000 to finance its tobacco-growing program in the Dominican Republic and to build raw tobacco inventory levels for its production facility. At June 30, 1997, the Company had cash of $80,000. In order to meet its immediate cash requirements. On June 20, 1997, the Company borrowed $250,000 from five of its directors. The notes are due July 1, 1998 and are payable from any equity or debt financing, including any term loan or revolving credit facility.

As of July 1997, the Company ceased production of cigars in its Miami facility and has transferred the entire production of its products to its facilities in the Dominican Republic and Indonesia. This will result in a substantial reduction in the cost of manufacturing of its premium cigars as
well  as increased  productivity.   The  Company also plans to move (September
1997) into a new, 32,000 square foot distribution facility in Miami and is committing approximately $400,000 towards the costs of this facility.

In recognition of its decreasing cash position the Company is arranging for additional short-term funding to cover the costs of completing some of its projects and providing additional working capital. The failure to obtain such financing could have a material adverse effect upon the Company's liquidity.

Statements in this Form 10Q that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Date: August 13, 1997

                                CARIBBEAN CIGAR COMPANY

                                /S/ THOMAS R. DILK
                                -----------------------
                                Thomas R. Dilk
                                Chief Financial Officer