Form 10QSB/A
period 1997-06-30
CARIBBEAN CIGAR CO
filed 1997-11-19
CIK 1009769

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

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

                   8305 N.W. 27th STREET, MIAMI, FLORIDA
                   (Address of principal executive offices)

                                    33122
                                  (Zip Code)

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

                    5,130,169 shares as of November 18, 1997

                  CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                           CONDENSED BALANCE SHEETS






                                                                  JUNE 30,            MARCH 31,
                                                                    1997                1997
                                                                ------------        ------------
                                                                  UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                     $     79,824        $  2,896,620
  Accounts receivable                                              1,194,360           1,080,952
  Due from related parties                                            21,509              58,314
  Inventory                                                        6,204,047           4,482,469
  Prepaid expenses and other receivables                           2,237,463           1,416,563
                                                                ------------        ------------

      Total current assets                                         9,727,203           9,934,918

Property and equipment (net)                                       2,509,180           2,235,608

Deposits and other assets                                            167,530             159,755
                                                                ------------        ------------
                                                                $ 12,403,913        $ 12,330,281
                                                                ============        ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  1,694,353        $  1,474,243
  Accrued expenses and taxes payable                                 344,012             157,299
  Loans payable - officers and directors                             249,700                  --
                                                                ------------        ------------

Total current liabilities                                          2,288,065           1,631,542
                                                                ------------        ------------

Commitments and contingencies                                             --                  --

Stockholders' equity:
  Preferred stock, $.01 par value;
      2,000,000 shares authorized, none
      issued and outstanding                                              --                  --
  Common stock, $.001 value; 10,000,000
      Shares authorized; June 30, 1997 issued and
      outstanding - 5,130,169; March
      31, 1997 - issued and
      outstanding - 5,126,218                                          5,130               5,126
  Capital in excess of par value                                  11,384,054          11,359,862
  Accumulated deficit                                             (1,273,336)           (666,249)
                                                                ------------        ------------
                                                                  10,115,848          10,698,739
                                                                ------------        ------------

                                                                $ 12,403,913        $ 12,330,281
                                                                ============        ============


The accompanying notes are an integral part hereof.

                   CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)




                                                  Three Months Ended
                                                       June 30,
                                               1997               1996
                                            -----------        -----------
Sales                                       $ 3,031,686        $ 1,272,307
Cost of goods sold                            1,633,379            885,688
                                            -----------        -----------

Gross profit                                  1,398,307            386,619
                                            -----------        -----------

Operating expenses:
  Selling expenses                              975,966            338,057
  General and administrative expenses         1,040,719            324,471
                                            -----------        -----------

                                              2,016,685            662,528
                                            -----------        -----------

                                               (618,378)          (275,909)
                                            -----------        -----------

Other income (expense):
  Interest income                                11,291                 --
  Interest expense                                   --             (1,074)
                                            -----------        -----------

                                                 11,291             (1,074)
                                            -----------        -----------

Net loss                                    $  (607,089)       $  (276,983)
                                            ===========        ===========


Loss per common share                       $      (.12)       $      (.08)
                                            ===========        ===========

Weighted average number of shares
     Outstanding                              5,128,852          3,540,880
                                            ===========        ===========





The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                         Three Months Ended
                                                              June 30,
                                                       1997               1996
                                                    -----------        -----------
Cash flows from operating activities:
  Net loss                                          $  (607,089)       $  (276,983)
  Adjustments to reconcile net loss to
       net cash used by operating
       activities:
      Depreciation and amortization                     183,695             30,170
         Write-off of inventory                          30,000                 --
         Write-off of leasehold improvements            122,483                 --
      Amortization of unearned compensation                  --              6,353
      Common stock issued for services                   24,196                 --
      (Increase) in accounts receivable                (103,408)          (137,517)
      (Increase) in inventory                        (1,751,578)          (266,619)
      (Increase) in prepaid expenses and
             other receivables                         (820,900)          (579,048)
      (Increase) in deposits and other assets            (6,594)           (68,003)
      Increase in accounts payable                      220,110            188,664
      Increase in accrued expenses and taxes
             payable                                    186,713            122,551
                                                    -----------        -----------
Net cash used by operating activities                (2,522,430)          (980,432)
                                                    -----------        -----------

Cash flows from investing activities:
  Additions to property and equipment                  (579,691)          (202,664)
  Trademark costs                                        (1,180)                --
                                                    -----------        -----------
Net cash used by investing activities                  (580,871)          (202,664)
                                                    -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                     --            645,722
  Advances from officers and directors                  249,700                 --
  Repayment of advances to related
      parties                                            36,805                 --
                                                    -----------        -----------
Net cash provided by financing activities               286,505            645,722
                                                    -----------        -----------

Net decrease in cash                                 (2,816,796)          (537,374)
Cash at beginning of period                           2,896,620            748,801
                                                    -----------        -----------

Cash at end of period                               $    79,824        $   211,427
                                                    ===========        ===========

Supplemental information:
  Cash paid for interest                            $        --        $     1,074
                                                    ===========        ===========
  Cash paid for federal income tax                  $        --        $        --
                                                    ===========        ===========

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

3. On June 20, 1997, the Company borrowed $250,000 from five of its directors. In connection with such borrowing, the Company issued (a) its 8% subordinated promissory notes due July 1, 1998 in the aggregate principal amount of $250,000, and (b) five-year warrants to purchase an aggregate of 187,500 share of Common Stock at $6.18 per share. The notes were repaid from the proceeds of the Finova credit facility.

4. On August 28, 1997, the Company entered into a credit facility with Finova Capital Corporation (the "Finova Credit Facility"). Under the terms of the Finova Credit Facility, the Company can borrow up to a maximum of $3,000,000, subject to limitations based upon eligible accounts receivable and inventory. The Finova Credit Facility expires in two years and bears interest at prime plus 2.5% per annum. As of September 30, 1997, the Company had borrowed approximately $1,700,000 under the facility.

                           CARIBBEAN CIGAR COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   THREE MONTHS ENDED JUNE 30,1997 AND 1996


The results of operations as previously filed on Form 10-QSB for the three months ended June 30, 1997 have been amended to reflect the following adjustments:

Cost of goods sold, as previously reported                           $1,497,004
     Adjustment for additional wages payable                            100,000
     Adjustment for additional expenses                                  36,375
                                                                     ----------

Cost of goods sold, as amended                                       $1,633,379
                                                                     ==========

Selling expenses, as previously reported                             $  706,151
     Adjustment for additional advertising expenses                     221,170
     Adjustment for additional selling expenses                          48,645
                                                                     ----------

Selling expenses, as amended                                         $  975,966
                                                                     ==========

General and administrative expenses, as previously reported          $  708,557
     Adjustment for provision for plant closing                         222,483
     Adjustment for additional legal fees                               109,679
                                                                     ----------

General and administrative expenses, as amended                      $1,040,719
                                                                     ==========


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

The Company's sales for the three months ended June 30, 1997 were approximately $3,031,700, representing an increase of 138.3% from the Company's sales for the three months ended June 30, 1996 which were approximately $1,272,300. This increase is primarily due to the opening of an additional five retail stores and a manufacturing facility in the Dominican Republic, and an increase in the wholesale distribution of its own and other tobacco and related products, The combined sales of the retail stores for the three months ended June 30, 1997 were approximately $574,600 as compared to approximately $345,000 for the three months ended June 30, 1996. The remaining sales of approximately $2,457,100 or 81.0% of sales were attributable to wholesale sales.

Cost of goods sold increased to approximately $1,633,400 for the three months ended June 30, 1997 as compared to approximately $885,700 for the three months ended June 30, 1996. This represented an increase of approximately 84.4% and was primarily a result of the increase in the volume of sales.

Gross profit increased to approximately $1,398,300 or 46.1% of sales for the three months ended June 30, 1997 as compared to a gross profit of approximately

$386,600 or 30.4% of sales for the three months ended June 30, 1996. The increase in gross profit reflects improved margins from the manufacture of the Company's cigars in its Dominican Republic facility, the opening of five additional retail facilities, and increased wholesale distribution of cigars and related products.

Selling expenses increased to approximately $976,000 for the three months ended June 30, 1997 as compared to approximately $338,100 for the comparable period of 1996. This represents an increase of 188.7%. The increase in selling expenses reflects the increase in marketing and advertising expenses associated with the building of brand awareness for the Company's premium cigars, and an increase in its sales force. Selling expenses for the three months ended June 30, 1997 consisted primarily of salaries of approximately $140,000, rents of approximately $54,600, advertising and promotional costs of approximately $409,000, shipping costs of approximately $140,000 and other costs of approximately $232,200.

General and administrative expenses increased to approximately $1,040,700 as compared to approximately $324,500 for the three months ended June 30, 1996. This represents an increase of 220.7% and is attributable to the increase in the volume of the Company's operations and includes salaries and related costs of approximately $300,000, professional fees of approximately $211,400, insurance costs of approximately $47,000, travel costs of approximately $86,800, provision for the closing of the former Miami cigar factory of approximately $222,000 and other costs of approximately $183,500.

The Company incurred no interest expense for the three months ended June 30, 1997 as compared to interest expense of $1,074 in the three months ended June 30, 1996. During the period ended June 30, 1997 the Company earned approximately $11,300 in interest income as a result of investing funds from its initial public offering in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company had working capital of $7,439,100. The Company's current ratio as of June 30, 1997 was approximately 4.3 to 1 as compared to approximately 6.1 to 1 at March 31, 1997. The decrease in the Company's current ratio is primarily attributable to the $2,800,000 decrease in cash and cash equivalents. The Company has expended approximately $2,500,000 to finance its tobacco-growing program in the Dominican Republic and to build raw tobacco inventory levels for its production facility. At June 30, 1997, the Company had cash of $80,000. In order to meet its immediate cash requirements, on June 20, 1997, the Company borrowed $250,000 from five of its directors. The notes were repaid with proceeds from the Finova Credit Facility (which is described below).

As of July 1997, the Company ceased production of cigars in its Miami facility and transferred the entire production of its products to its facilities in the Dominican Republic and Indonesia. This will result in a substantial reduction in the cost of manufacturing of its premium cigars as well as increased productivity. The Company moved into a new 32,000 square foot distribution facility in Miami in September 1997 and committed approximately $400,000 towards the costs of this facility.

On August 28, 1997, the Company entered into a credit facility with Finova Capital Corporation. Under the terms of the Finova Credit Facility, the Company can borrow up to a maximum of $3,000,000, subject to limitations based upon eligible accounts receivable and inventory. The Finova Credit Facility expires in two years and bears interest at prime plus 2.5% per annum. As of September 30, 1997, the Company had borrowed approximately $1,700,000 under the facility.

Due to the limitations on the amount the Company can borrow under the Finova Credit Facility and the need for additional funding, the Company is pursuing additional funding to help cover the costs of completing some of its projects and providing additional working capital. The failure to obtain such funding could have a material adverse effect upon the Company's liquidity.

Statements in this Form 10QSB that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Date: November 19, 1997

                                CARIBBEAN CIGAR COMPANY

                                /S/ EDWARD C. WILLIAMS
                                -----------------------
                                Edward C. Williams
                                Chief Financial Officer