Form 10QSB
period 1997-09-30
CARIBBEAN CIGAR CO
filed 1997-11-19
CIK 1009769

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                    5,130,732 shares as of November 18, 1997

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                            CONDENSED BALANCE SHEETS






                                                   SEPT. 30,            MARCH 31,
                                                     1997                 1997
                                                     ----                 ----
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                      $     39,230         $  2,896,620
  Accounts receivable                                 982,559            1,080,952
  Due from related parties                             49,040               58,314
  Inventory                                         7,384,491            4,482,469
  Prepaid expenses and other receivables              616,270            1,416,563
                                                 ------------         ------------

      Total current assets                          9,071,590            9,934,918

Property and equipment (net)                        2,589,554            2,235,608

Deposits and other assets                             581,946              159,755
                                                 ------------         ------------

                                                 $ 12,243,090         $ 12,330,281
                                                 ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $  2,001,893         $  1,474,243
   Short-term borrowings                            1,734,081                   --
  Accrued expenses and taxes payable                  441,859              157,299
                                                 ------------         ------------

Total current liabilities                           4,177,833            1,631,542
                                                 ------------         ------------

Commitments and contingencies                              --                   --

Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized, none
    issued and outstanding                                 --                   --
  Common stock, $.001 value; 10,000,000
    Shares authorized; September 30, 1997
    issued and outstanding - 5,130,732;
    March 31, 1997 - issued and
    outstanding - 5,126,218                             5,131                5,126
  Capital in excess of par value                   11,384,053           11,359,862
  Accumulated deficit                              (3,323,927)            (666,249)
                                                 ------------         ------------
                                                    8,066,257           10,698,739

                                                 $ 12,243,090         $ 12,330,281
                                                 ============         ============

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                           Three Months Ended              Six Months Ended
                                                              September 30,                   September 30,
                                                           1997           1996            1997            1996
                                                           ----           ----            ----            ----
Sales                                                  $1,990,900     $1,729,238       $ 5,022,586     $3,001,545

Cost of goods sold                                      1,543,827      1,180,296         3,177,206      2,161,079
                                                       ----------     ----------        ----------     ----------

Gross profit                                              447,073        548,942         1,845,380        840,466
                                                       ----------     ----------        ----------     ----------

Operating expenses:
  Selling expenses                                        776,445        352,224         1,752,411        662,808
  General and administrative
   expenses                                               953,540        353,180         1,994,259        610,029
  Write-off of inventory                                  743,974              -           743,974              -
                                                       ----------     ----------        ----------     ----------
                                                        2,473,959        705,404         4,490,644      1,272,837
                                                       ----------     ----------        ----------     ----------

Interest income                                               188         67,136            11,479         67,136
Interest expense                                          (23,893)        (2,420)          (23,893)        (3,494)
                                                       ----------     ----------        ----------     ----------
                                                          (23,705)        64,716           (12,414)        63,642
                                                       ----------     ----------        -----------    ----------

Net income (loss)                                     $(2,050,591)     $ (91,746)      $(2,657,678)    $ (368,729)
                                                      ===========      ==========      ===========     ===========
Income (loss) per common share                        $     (0.40)     $   (0.02)      $     (0.52)    $    (0.08)
                                                      -----------      ---------       -----------     ----------

Weighted average number of shares
  Outstanding                                           5,130,169       5,254,341        5,130,169       4,604,552
                                                      ===========      ==========      ===========     ===========

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Six Months Ended
                                                               September 30,
                                                         1997               1996
                                                         ----               ----
Cash flows from operating activities:
  Net loss                                           $(2,657,678)        $(276,983)
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
     by operating activities:
      Depreciation and amortization                      337,376            30,170
      Allowance for doubtful accounts                    150,000                --
      Write-off of inventory                             122,483                --
      Amortization of unearned compensation                   --             6,353
      Common stock issued for services                    24,196                --
      (Increase) in accounts receivable                  (51,607)         (137,517)
      (Increase) in inventory                         (1,711,976)         (266,619)
      (Increase) in prepaid expenses and
         other receivables                              (389,753)         (579,048)
      (Increase) in deposits and other assets           (422,191)          (68,003)
      Increase (decrease) in accounts payable            527,650           188,664
      Increase (decrease) in accrued expenses
         And taxes payable                               284,560           122,551
                                                     -----------         ---------
Net cash (used) by operating activities               (3,786,940)         (980,432)
                                                     -----------         ---------

Cash flows from investing activities:
  Additions to property and equipment                   (812,625)         (202,664)
  Trademark costs                                         (1,180)               --
                                                     -----------         ---------
Net cash (used) by investing activities                 (813,805)         (202,664)
                                                     -----------         ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      --           645,722
   Increase in short-term borrowings                   1,734,081                --
  Advances from officers and directors                   249,700                --
   Repayments of advances from officers
     And officers                                       (249,700)
  Repayment of advances to related
    parties                                                9,274                --
                                                     -----------         ---------
Net cash provided by financing activities              1,743,355           645,722
                                                     -----------         ---------

Net (decrease) in cash                                (2,857,390)         (537,374)
Cash at beginning of period                            2,896,620           748,801
                                                     -----------         ---------

Cash at end of period                                $    39,230         $ 211,427
                                                     ===========         =========

Supplemental information:
  Cash paid for interest                             $        --         $   1,074
                                                     ===========         =========
  Cash paid for federal income tax                   $        --         $      --
                                                     ===========         =========

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and cash flows for the six months ended September 30, 1997 and 1996. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1997 included in its Annual Report filed on Form 10-KSB, file no. 0-28728, which was filed on June 30, 1997. The results of operations for the six month ended September 30, 1997 are not necessarily indicative of operating results for the full year.

1.   INCOME (LOSS) PER SHARE:

     Income (loss) per share for the six months ended September 30, 1997 and 1996 is based upon the weighted average number of shares of common stock outstanding during the period. The calculation gives retroactive effect (as if to inception of the company) to those shares issued to founders at par value. Additionally, stock and stock options issued during fiscal 1996 have been treated as outstanding since October 3, 1994 (inception), the dilutive effective of which was computed using the treasury stock method.

2. In April 1997, the Company granted each of the six members of its Board of Directors options to purchase 2,500 shares of the Company's common stock pursuant to the provisions of its Long Term Incentive Stock Option Plan.

     In addition, in May 1997 and October 1997, 3,951 shares and 563 shares, respectively of its common stock were issued in exchange for services rendered to the Company.

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

                             CARIBBEAN CIGAR COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   SIX MONTHS ENDED SEPTEMBER 30,1997 AND 1996


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The results of operations for the three months ended September 30, 1997 are not comparable with the results of operations for the three months ended September 30, 1996. Although the Company had begun the production of its own brand of cigars in January 1996, it had not fully expanded its retail and wholesale distribution operation until after the completion of its initial public offering in August 1996.

The Company's sales for the three months ended September 30, 1997 were approximately $1,990,900, representing an increase of 15.1% from the Company's sales for the three months ended September 30, 1996 which were approximately $1,729,200. This increase is primarily due to the opening of an additional five retail stores and a manufacturing facility in the Dominican Republic, and an increase in the wholesale distribution of its own and other tobacco and related products.

Cost of goods sold increased to approximately $1,543,800 as compared to approximately $1,180,300 for the three months ended September 30, 1996. This represented an increase of approximately 30.8% and was primarily a result of the increase in the volume of sales.

Gross profit decreased to approximately $447,100 or 22.5% of sales for the three months ended September 30, 1997 as compared to a gross profit of approximately $548,900 or 31.7% of sales for the three months ended September 30, 1996. The increase in gross profit reflects improved margins from the manufacture of the Company's cigars in its Dominican Republic facility, the opening of five additional retail facilities, and increased wholesale distribution of cigars and related products.

Selling expenses increased to approximately $776,400 for the three months ended September 30, 1997 as compared to approximately $352,200 for the comparable period of 1996. This represents an increase of 120.4%. The increase in selling expenses reflects the increase in marketing and advertising expenses associated with the building of brand awareness for the Company's premium cigars, and an increase in its sales force.

General and administrative expenses increased to approximately $953,500 as compared to approximately $353,200 for the three months ended September 30, 1996. This represents an increase of 170.0% and is attributable to the increase in the volume of the Company's operations.

The Company incurred interest expense in the period ended September 30, 1997 as compared to interest expense of $1,074 in the three months ended September 30, 1996. During the period ended September 30, 1997 the Company earned approximately $11,300 in interest income as a result of investing funds from its initial public offering in August 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The results of operations for the three months ended September 30, 1997 are not comparable with the results of operations for the three months ended September 30, 1996. Although the Company had begun the production of its own brand of cigars in January 1996, it had not fully expanded its retail and wholesale distribution operation until after the completion of its initial public offering in August 1996.

The Company's sales for the three months ended September 30, 1997 were approximately $3,031,700, representing an increase of 138.3% from the Company's sales for the three months ended September 30, 1996 which were approximately $1,272,300. This increase is primarily due to the opening of an additional five retail stores and a manufacturing facility in the Dominican Republic, and an increase in the wholesale distribution of its own and other tobacco and related products, The combined sales of the retail stores for the three months ended September 30, 1997 were approximately $574,600 as compared to approximately $345,000 for the three months ended September 30, 1996. The remaining sales of approximately $2,457,100 or 81.0% of sales were attributable to wholesale sales.

Cost of goods sold increased to approximately $1,733,400 as compared to approximately $885,700 for the three months ended September 30, 1996. This represented an increase of approximately 91.6% and was primarily a result of the increase in the volume of sales.

Gross profit increased to approximately $1,298,300 or 42.8% of sales for the three months ended September 30, 1997 as compared to a gross profit of approximately $386,600 or 30.4% of sales for the three months ended September 30, 1996. The increase in gross profit reflects improved margins from the manufacture of the Company's cigars in its Dominican Republic facility, the opening of five additional retail facilities, and increased wholesale distribution of cigars and related products.

Selling expenses increased to approximately $976,000 for the three months ended September 30, 1997 as compared to approximately $338,100 for the comparable period of 1996. This represents an increase of 188.7%. The increase in selling expenses reflects the increase in marketing and advertising expenses associated with the building of brand awareness for the Company's premium cigars, and an increase in its sales force. Selling expenses for the three months ended September 30, 1997 consisted primarily of salaries of approximately $140,000, rents of approximately $54,600, advertising and promotional costs of approximately $409,000, shipping costs of approximately $140,000 and other costs of approximately $232,200.

General and administrative expenses increased to approximately $1,140,200 as compared to approximately $324,500 for the three months ended September 30, 1996. This represents an increase of 251.4% and is attributable to the increase in the volume of the Company's operations and includes salaries and related costs of approximately $300,000, professional fees of approximately $260,900, insurance costs of approximately $47,000, travel costs of approximately $86,800,

The Company incurred net interest expense in the period ended September 30, 1997 as compared to interest income of $63,600 in the six months ended September
30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had working capital of $4,893,757. The Company's current ratio as of September 30, 1997 was approximately 2.2 to 1 as compared to approximately 6.1 to 1 at March 31, 1997. The decrease in the Company's current ratio is primarily attributable to the $2,800,000 decrease in cash and cash equivalents. The Company has expended approximately $2,500,000 to finance its tobacco-growing program in the Dominican Republic and to build raw tobacco inventory levels for its production facility. At September 30, 1997, the Company had cash of $80,000. In order to meet its immediate cash requirements, on September 20, 1997, the Company borrowed $250,000 from five of its directors. The notes were repaid with proceeds from the Finova Credit Facility (which is described below).

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

                             Date: November __, 1997

                                CARIBBEAN CIGAR COMPANY

                                /S/ EDWARD C. WILLIAMS
                                -----------------------
                                Edward C. Williams
                                Chief Financial Officer