Form 10QSB/A
period 1997-09-30
CARIBBEAN CIGAR CO
filed 1997-11-21
CIK 1009769

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

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                           Three Months Ended              Six Months Ended
                                                              September 30,                   September 30,
                                                           1997           1996            1997            1996
                                                           ----           ----            ----            ----
Sales                                                  $1,990,900     $1,729,238       $ 5,022,586     $3,001,545

Cost of goods sold                                      1,543,827      1,180,296         3,177,206      2,161,079
                                                       ----------     ----------        ----------     ----------

Gross profit                                              447,073        548,942         1,845,380        840,466
                                                       ----------     ----------        ----------     ----------

Operating expenses:
  Selling expenses                                        776,445        352,224         1,752,411        662,808
  General and administrative expenses                     953,540        353,180         1,994,259        610,029
  Write-off of inventory                                  743,974              -           743,974              -
                                                       ----------     ----------        ----------     ----------
                                                        2,473,959        705,404         4,490,644      1,272,837
                                                       ----------     ----------        ----------     ----------

Interest income                                               188         67,136            11,479         67,136
Interest expense                                          (23,893)        (2,420)          (23,893)        (3,494)
                                                       ----------     ----------        ----------     ----------
                                                          (23,705)        64,716           (12,414)        63,642
                                                       ----------     ----------        -----------    ----------

Net income (loss)                                     $(2,050,591)     $ (91,746)      $(2,657,678)    $ (368,729)
                                                      ===========      ==========      ===========     ===========
Income (loss) per common share                        $     (0.40)     $   (0.02)      $     (0.52)    $    (0.08)
                                                      ===========      ==========      ===========     ===========

Weighted average number of shares
  Outstanding                                           5,130,169       5,254,341        5,130,169       4,604,552
                                                      ===========      ==========      ===========     ===========

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Six Months Ended
                                                               September 30,
                                                         1997               1996
                                                         ----               ----
Cash flows from operating activities:
  Net loss                                           $(2,657,678)        $(276,983)
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
     by operating activities:
      Depreciation and amortization                      337,376            30,170
      Allowance for doubtful accounts                    150,000                --
      Write-off of inventory                             122,483                --
      Amortization of unearned compensation                   --             6,353
      Common stock issued for services                    24,196                --
      (Increase) in accounts receivable                  (51,607)         (137,517)
      (Increase) in inventory                         (1,711,976)         (266,619)
      (Increase) in prepaid expenses and
         other receivables                              (389,753)         (579,048)
      (Increase) in deposits and other assets           (422,191)          (68,003)
      Increase (decrease) in accounts payable            527,650           188,664
      Increase (decrease) in accrued expenses
         And taxes payable                               284,560           122,551
                                                     -----------         ---------
Net cash (used) by operating activities               (3,786,940)         (980,432)
                                                     -----------         ---------

Cash flows from investing activities:
  Additions to property and equipment                   (812,625)         (202,664)
  Trademark costs                                         (1,180)               --
                                                     -----------         ---------
Net cash (used) by investing activities                 (813,805)         (202,664)
                                                     -----------         ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      --           645,722
   Increase in short-term borrowings                   1,734,081                --
  Advances from officers and directors                   249,700                --
   Repayments of advances from officers
     And officers                                       (249,700)
  Repayment of advances to related
    parties                                                9,274                --
                                                     -----------         ---------
Net cash provided by financing activities              1,743,355           645,722
                                                     -----------         ---------

Net (decrease) in cash                                (2,857,390)         (537,374)
Cash at beginning of period                            2,896,620           748,801
                                                     -----------         ---------

Cash at end of period                                $    39,230         $ 211,427
                                                     ===========         =========

Supplemental information:
  Cash paid for interest                             $    23,893         $   1,074
                                                     ===========         =========
  Cash paid for federal income tax                   $        --         $      --
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1997 included in its Annual Report filed on Form 10-KSB, file no. 0-28728, which was filed on June 30, 1997. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of operating results for the full year.

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

5. Other Matters

The Company has been advised that certain past sales practices in its retail division could give rise to claims alleging trademark infringement. The Company's counsel has reviewed this matter, and the Company's retail division has discontinued the sale of the cigars in question. The Company does not believe that it has any material liability in connection with such sales.

6. Resignations

Effective November 19, 1997, Eric Kamisher, Luciano Nicasio and Thomas Dilk have resigned as directors of the Company. Such resignations resulted, in part, from a disagreement about the Company's operations, policies and practices, including the financial statements contained in this Report on Form 10-QSB. The Company believes that the results of operations and other financial statements contained in this Report on Form 10-QSB present fairly the results of operations and financial condition of the Company as at the dates and for the periods covered hereby. Carlos Torano also resigned as a director of the Company on or about August 15, 1997. Mr. Torano's resignation was not caused by any disagreement about the Company's operations, policies or practices.

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

The Company's sales for the three months ended September 30, 1997 were approximately $1,990,900, representing an increase of 15.1% from the Company's sales for the three months ended September 30, 1996 which were approximately $1,729,200. This increase is primarily due to the opening of an additional two retail stores and a manufacturing facility in the Dominican Republic, and an increase in the wholesale distribution of its own and other tobacco and related products.

Cost of goods sold increased to approximately $1,543,800 as compared to approximately $1,180,300 for the three months ended September 30, 1996. This represented an increase of approximately 30.8% and was primarily a result of the increase in the volume of sales.

Gross profit decreased to approximately $447,100 or 22.5% of sales for the three months ended September 30, 1997 as compared to a gross profit of approximately $548,900 or 31.7% of sales for the three months ended September 30, 1996. The increase in gross profit reflects the sale of slow moving inventory at discounted prices offset by sales at the Company's normal profit levels.

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

General and administrative expenses increased to approximately $953,500 as compared to approximately $353,200 for the three months ended September 30, 1996. This represents an increase of 170.0% and is attributable to the increase in the volume of the Company's operations, in addition to an allowance for doubtful accounts of $150,000. The Company wrote-off approximately $744,000 of inventory for the three months ended September 30, 1997. This was due in part to shrinkage, obsolescence, and prior costing practices.

The Company incurred interest expense net of interest income in the period ended September 30, 1997 of approximately $23,700 as compared to interest income of approximately $64,700 in the three months ended September 30, 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The results of operations for the six months ended September 30, 1997 are not comparable with the results of operations for the six months ended September
30, 1996. Although the Company had begun the production of its own brand of cigars in January 1996, it had not fully expanded its retail and wholesale distribution operation until after the completion of its initial public offering in August 1996.

The Company's sales for the three months ended September 30, 1997 were approximately $5,022,600, representing an increase of 138.3% from the Company's sales for the six months ended September 30, 1996 which were approximately $3,001,500. This increase is primarily due to the opening of an additional retail store and an increase in the wholesale distribution of its own and other tobacco and related products.

Cost of goods sold increased to approximately $3,177,200 as compared to approximately $2,161,080 for the six months ended September 30, 1996. This represented an increase of approximately 47.0% and was primarily a result of the increase in the volume of sales.

Gross profit increased to approximately $1,845,400 or 36.7% of sales for the six months ended September 30, 1997 as compared to a gross profit of approximately $840,400 or 28.0% of sales for the three months ended September 30, 1996. The increase in gross profit reflects improved margins from the manufacture of the Company's cigars in its Dominican Republic facility, the opening of additional retail facility, and increased wholesale distribution of cigars and related products.

Selling expenses increased to approximately $1,752,400 for the six months ended September 30, 1997 as compared to approximately $662,800 for the comparable period of 1996. This represents an increase of 164.4%. The increase in selling expenses reflects the increase in marketing and advertising expenses associated with the building of brand awareness for the Company's premium cigars, and an increase in its sales force.

General and administrative expenses increased to approximately $1,994,300 as compared to approximately $610,000 for the six months ended September 30, 1996. This represents an increase of 226.9% and is attributable to the increase in corporate salaries, professional fees, insurance and other corporate operating costs in addition to a charge for the closure for the former Miami cigar factory of approximately $222,000 and an allowance for doubtful acounts of $150,000.

The Company wrote-off aproximately $744,000 of inventory for the three months ended September 30, 1997. This was due in part to shrinkage, obsolescence and prior costing practices.

The Company incurred net interest expense in the period ended September 30, 1997 of approximately $12,400 as compared to interest income of $63,600 in the six months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had working capital of $4,893,757. The Company's current ratio as of September 30, 1997 was approximately 2.2 to 1 as compared to approximately 6.1 to 1 at March 31, 1997. The decrease in the Company's current ratio is primarily attributable to the $2,800,000 decrease in cash and cash equivalents and an increase in short-term borrowings of approximately $1,734,000. The Company has expended approximately $2,500,000 to finance its tobacco-growing program in the Dominican Republic and to build raw tobacco inventory levels for its production facility. At September 30, 1997, the Company had cash of approximately $39,000.

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

Statements in this Form 10-QSB that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors.


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