Form 10QSB
period 1997-12-31
CARIBBEAN CIGAR CO
filed 1998-02-17
CIK 1009769

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                8305 N.W. 27th STREET, SUITE 111, MIAMI, FLORIDA
                    (Address of principal executive offices)

                                      33122
                                   (Zip Code)

                                 (305) 267-3911
                           (Issuer's telephone number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

                    5,130,732 shares as of February 17, 1998

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets - December 31, 1997 and March 31, 1997         3
     Condensed Statements of Operations - Periods ended December 31,
         1997 and December 31, 1996                                          4
     Condensed Statements of Cash Flows - Periods ended December 31,
         1997 and December 31, 1996                                          5
     Notes to Condensed Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               9

PART II. - OTHER INFORMATION

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

                            CONDENSED BALANCE SHEETS




                                                   DEC. 31,          MARCH 31,
                                                     1997              1997
                                                 ------------      ------------
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                      $     98,342      $  2,890,870
  Accounts receivable, net                            886,173         1,080,952
  Due from related parties                             66,489            58,314
  Inventory                                         5,705,961         3,782,738
  Prepaid expenses                                    488,925         1,416,563
  Net assets held for sale                          1,428,394         1,591,815
                                                 ------------      ------------

      Total current assets                          8,674,284        10,821,252

Property and equipment, net                         1,820,452         1,368,035

Other assets                                        1,037,763           119,179
                                                 ------------      ------------

                                                 $ 11,532,499      $ 12,308,466
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  1,842,206      $  1,452,428
  Short-term borrowings                             2,250,695                --
  Accrued royalties                                   344,167                --
  Accrued expenses and taxes payable                  793,128           157,299
                                                 ------------      ------------

Total current liabilities                           5,230,196         1,609,727
                                                 ------------      ------------

Commitments and contingencies                              --                --

Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized, none
    issued and outstanding                                 --                --
  Common stock, $.001 value; 10,000,000
    Shares authorized; December 31, 1997
    issued and outstanding - 5,130,732;
    March 31, 1997 - issued and
    outstanding - 5,126,218                             5,131             5,126
  Capital in excess of par value                   11,384,053        11,359,862
  Accumulated deficit                              (5,086,881)         (666,249)
                                                 ------------      ------------
                                                    6,302,303        10,698,739
                                                 ------------      ------------

                                                 $ 11,532,499      $ 12,308,466
                                                 ============      ============

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                          Three Months Ended               Nine Months Ended
                                             December 31,                    December 31,
                                     ---------------------------     ---------------------------
                                         1997            1996            1997            1996
                                     -----------     -----------     -----------     -----------
Sales                                $ 1,442,864     $ 2,580,745     $ 5,229,235     $ 4,856,955

Cost of sales                          1,644,491       1,979,643       4,254,895       3,915,654
Write-off of inventory                        --              --         743,974              --
                                     -----------     -----------     -----------     -----------
                                       1,644,491       1,979,643       4,998,869       3,915,654
                                     -----------     -----------     -----------     -----------

Gross profit (loss)                     (201,627)        601,102         230,366         941,301
                                     -----------     -----------     -----------     -----------

Operating expenses:
   Selling expenses                      103,510         133,403       1,046,772         445,765
   General and administrative
     expenses                          1,188,641         548,437       3,082,900       1,058,448
                                     -----------     -----------     -----------     -----------
                                       1,292,151         681,840       4,129,672       1,504,213
                                     -----------     -----------     -----------     -----------

Operating income (loss)               (1,493,778)        (80,738)     (3,899,306)       (562,912)

Interest income                               --          87,653          11,479         154,789
Interest expense                        (169,134)             --        (193,027)         (3,512)
                                     -----------     -----------     -----------     -----------
                                        (169,134)         87,653        (181,548)        151,277
                                     -----------     -----------     -----------     -----------

Income (loss) from continuing
   operations                         (1,662,912)          6,915      (4,080,854)       (411,635)

Income (loss) from discontinued
   operations                           (100,042)        100,862        (339,778)        150,683
                                     -----------     -----------     -----------     -----------

Net income (loss)                    $(1,762,954)    $   107,777     $(4,420,632)    $  (260,952)
                                     ===========     ===========     ===========     ===========

Income (loss) from continuing
   operations per common and
   common equivalent share out-
   standing                          $     (0.32)    $      0.00     $     (0.79)    $     (0.08)
Income (loss) from discontinued
   operations per common and
   common equivalent share out-
   standing                                (0.02)           0.02           (0.07)           0.03
                                     -----------     -----------     -----------     -----------
Net income (loss) per common and
   common equivalent share out-
   standing                          $     (0.34)    $      0.02     $     (0.86)    $     (0.05)
                                     ===========     ===========     ===========     ===========
Weighted average number of common
   and common equivalent shares
   outstanding                         5,130,732       6,286,197       5,130,357       5,569,355
                                     ===========     ===========     ===========     ===========

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              December 31,
                                                      ---------------------------
                                                          1997            1996
                                                      -----------     -----------
Cash flows from operating activities:
    Net loss from continuing operations               $(4,080,854)    $  (411,635)
    Net income (loss) from discontinued
       operations                                        (339,778)        150,683
    Adjustments to reconcile net income
       (loss) to net cash provided (used)
       by operating activities:
         Depreciation and amortization                    465,260         163,770
         Allowance for doubtful accounts                  150,000              --
         Write-off of inventory                           122,483              --
         Amortization of unearned compensation                 --           9,867
         Common stock issued for services                  24,196              --
         Decrease(increase) in accounts receivable         44,779        (704,119)
         Increase in inventory                           (782,986)     (1,734,639)
         Increase in prepaid expenses                    (262,408)       (925,470)
         Increase in other assets                        (913,939)       (497,836)
         Increase (decrease) in accounts payable          367,963         411,912
         Increase (decrease) in accrued expenses          992,033         308,163
                                                      -----------     -----------
Net cash (used) by operating activities                (4,213,251)     (3,159,234)
                                                      -----------     -----------

Cash flows from investing activities:
    Additions to property and equipment                  (821,067)     (1,463,424)
  Trademark costs                                          (1,180)        (17,758)
                                                      -----------     -----------
Net cash (used) by investing activities                  (822,247)     (1,481,182)
                                                      -----------     -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                     --       9,376,665
    Increase in short-term borrowings                   2,250,695              --
    Advances from officers and directors                  249,700              --
    Repayments of advances from officers
       and directors                                     (249,700)             --
    Advances to related parties                             9,274              --
    Repayment of advances to related parties              (17,449)        (41,308)
                                                      -----------     -----------
Net cash provided by financing activities               2,242,520       9,335,357
                                                      -----------     -----------

Net (decrease) in cash                                 (2,792,978)      4,694,941
Cash at beginning of period                             2,896,620         748,801
                                                      -----------     -----------

Cash at end of period                                 $   103,642     $ 5,443,742
                                                      ===========     ===========

Supplemental information:
    Cash paid for interest                            $    91,334     $     3,512
                                                      ===========     ===========
    Cash paid for federal income tax                  $        --     $        --
                                                      ===========     ===========

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of its operations and cash flows for the nine months ended December 31, 1997 and 1996. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1997 included in its Annual Report filed on Form 10-KSB, file no. 0-28728, which was filed on June 30, 1997. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of operating results for the full year.

         Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

1. INCOME (LOSS) PER SHARE:

         Income (loss) per share for the nine months ended December 31, 1997 and 1996 is based upon the weighted average number of shares of common stock outstanding during the period. The calculation gives retroactive effect (as if to inception of the Company) to those shares issued to founders at par value. Additionally, stock and stock options issued during fiscal 1996 have been treated as outstanding since October 3, 1994 (inception), the dilutive effective of which was computed using the treasury stock method.

2. DISCONTINUED OPERATIONS

         In August, 1997, the Company's Board of Directors decided to sell its retail business segment as part of the Company's strategic focus on its manufacturing and wholesale business. The segment has been accounted for as discontinued operations in accordance with APB 30, which among other provisions, requires the plan of disposal to be carried out within one year.

         The operating results of the discontinued operations are summarized as follows:


                                      Three Months Ended           Nine Months Ended
                                         December 31,                December 31,
                                    ----------------------    --------------------------
                                       1997         1996          1997           1996
                                    ---------     --------    -----------     ----------
Sales                               $ 536,686     $494,611    $ 1,772,901     $1,219,946
                                    =========     ========    ===========     ==========

Net income (loss)                   $(100,042)    $100,862    $  (339,778)    $  150,683
                                    =========     ========    ===========     ==========

Net income (loss) per common and
   common share equivalent out-
   standing                         $   (0.02)    $   0.02    $     (0.07)    $     0.03
                                    =========     ========    ===========     ==========

The operating results of the discontinued operations include certain allocations of corporate overheads associated with the retail division.

         The net assets of discontinued operations are summarized as follows:

                                                           December 31,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------
Current assets                                        754,840           705,481
Property and equipment, net                           649,660           867,573
Other assets                                           35,931            40,576
Current liabilities                                   (12,037)          (21,815)
                                                  -----------       -----------

Net assets of discontinued operations             $ 1,428,394       $ 1,591,815
                                                  ===========       ===========


3. STOCKHOLDERS' EQUITY

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

4. SHORT-TERM BORROWINGS

         On June 20, 1997, the Company borrowed $250,000 from five of its directors. In connection with such borrowing, the Company agreed to issue (a) its 8% subordinated promissory notes due July 1, 1998 in the aggregate principal amount of $250,000, and (b) five-year warrants to purchase an aggregate of 187,500 share of Common Stock at $6.18 per share. The notes were repaid from the proceeds of the Finova Credit Facility which is described in footnote 5 below.

         In December 1997, the Company borrowed $455,000 under a series of 9% subordinated promissory notes due 60 days from the date of funding. In connection with the borrowing, the Company agreed to issue shares of common stock in an amount based upon the length of time the loans remain outstanding.

5. CREDIT FACILITY

         On August 28, 1997, the Company entered into a credit facility with Finova Capital Corporation (the "Finova Credit Facility"). Under the terms of the Finova Credit Facility, the Company can borrow up to a maximum of $3,000,000, subject to limitations based upon eligible accounts receivable and inventory. The Finova Credit Facility expires in two years and bears interest at prime plus 2.5% per annum. As of December 31, 1997, the Company had borrowed approximately $1,700,000 under the facility.

6. LITIGATION

         The Company, its president and former chief financial officer have been named defendants in six class action complaints filed in the United States District Court for the Southern District of Florida. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5. The Company expects that the separate litigation will be consolidated into a single action. The litigation is in a preliminary stage and the Company expects to assert all available defenses. Due to the preliminary stage of these matters, the Company has not determined whether it has any liability exposure, although it has recorded a $200,000 reserve for defense costs.

7. OTHER MATTERS

         The Company has been advised that certain past sales practices in its retail division could give rise to claims alleging trademark infringement. The Company's counsel has reviewed this matter, and the Company's retail division has discontinued the sale of the cigars in question. The Company does not believe that it has any material liability in connection with such sales.

         On November 25, 1997, Edward C. Williams, the chief financial officer of the Company, was elected as a director of the Company.

         On December 22, 1997, Stephen N. Wertheimer was elected as a director of the Company.

8. RESIGNATIONS

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

         Effective November 26, 1997, Alfred J. Berger, Jr. resigned as an executive officer of, and on December 5, 1997 resigned as a Director of the Company. Mr. Berger's resignation was not caused by any disagreement about the Company's operations, policies or practices.

         Effective November 26, 1997, Lawrence D. Frutkin resigned as an executive officer of the Company. Mr. Frutkin's resignation was not caused by any disagreement about the Company's operations, policies or practices.

9. SUBSEQUENT EVENTS

         Effective January 15, 1998, Curtis Zimmerman was elected as a Director of the Company.

         In January 1998, approximately 220,000 pounds of the tobacco located in the Company's Jaibon, Dominican Republic processing facility was damaged due to a flood. The loss was covered by insurance and on February 11, 1998, the Company agreed to settle the claim with the insurance company for approximately $1,500,000. The remaining tobacco is sufficient to enable the Company to manufacture cigars through March 31, 1999.

                             CARIBBEAN CIGAR COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         The following discussion and analysis should be read in conjunction with the condensed consolidation financial statements and notes thereto included elsewhere herein.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total sales.

                                            Three Months Ended       Nine Months Ended
                                               December 31,            December 31,
                                            ------------------      ------------------
                                             1997        1996        1997        1996
                                            ------      ------      ------      ------
Sales                                        100.0%      100.0%      100.0%      100.0%
                                            ------      ------      ------      ------

Cost of sales                                114.0        76.7        81.4        80.6
Write-off of inventory                         0.0         0.0        14.2         0.0
                                            ------      ------      ------      ------
                                             114.0        76.7        95.6        80.6
                                            ------      ------      ------      ------

   Gross profit (loss)                       (14.0)       23.3         4.4        19.4

Operating expenses
   Selling expenses                            7.2         5.2        20.0         9.2
   General and administrative expenses        82.4        21.3        59.0        21.8
                                            ------      ------      ------      ------
                                              89.6        26.5        79.0        31.0
                                            ------      ------      ------      ------

Operating income (loss)                     (103.6)       (3.2)      (74.6)      (11.6)

Interest income                                0.0         3.4         0.2         3.2
Interest expense                             (11.7)        0.0        (3.7)       (0.1)
                                            ------      ------      ------      ------
                                             (11.7)        3.4        (3.5)        3.1
                                            ------      ------      ------      ------

Income (loss) from continuing operations    (115.3)%       0.2%      (78.1)%      (8.5)%
                                            ======      ======      ======      ======

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Sales for the three months ended December 31, 1997 were $1,442,864, a decrease of 44.1% as compared to sales for the three months ended December 31, 1996 which were $2,580,745. This decrease is due to increased competition in the premium cigar market and shortages of product due primarily to interruption of supply from Indonesia.

Cost of sales was $1,644,491, or 114.0% of sales for the three months ended December 31, 1997 as compared to $1,979,643, or 76.7% of sales for the three months ended December 31, 1996. This increase as a percentage of sales was primarily a result of increased costs at the Company's Indonesian operation, discounting of some cigar products, and the decline of premium cigar sales in the quarter.

Gross (loss) was ($201,627) or (14.0)% of sales for the three months ended December 31, 1997 as compared to gross profit of $601,102 or 23.3% of sales for the three months ended December 31, 1996.

Selling expenses, which includes marketing and advertising expenses and freight costs, were $103,516, or 7.2% of sales for the three months ended December 31, 1997 as compared to $133,403, or 5.2% of sales for the three months ended December 31,

1996. The percentage increase in selling expenses is primarily attributed to the decline in sales without a proportionate decrease in selling expenses.

General and administrative expenses, which includes administrative salaries, professional fees, travel and entertainment, insurance and other expenses, were $1,188,641, or 82.4% of sales for the three months ended December 31, 1997 as compared to $548,437, or 21.3% of sales for the three months ended December 31, 1996. The increase is primarily attributable to increases in salaries and wages, legal and accounting fees, travel, telephone expense, insurance, and a charge related to the securities litigation currently being brought against the Company to reflect the retention amount under the Company's Directors and Officers insurance policy in addition to the decline in sales.

The Company incurred interest expense for the three months ended December 31, 1997 of ($169,134) as compared to interest income of $87,653 for the three months ended December 31, 1996.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

Sales for the nine months ended December 31, 1997 were $5,229,235, an increase of $372,280, or 7.7% as compared to sales of $4,856,955 for the nine months ended December 31, 1996.

Cost of sales was $4,254,895, or 81.4% of sales for the nine months ended December 31, 1997 as compared to $3,915,654, or 80.6% of sales for the nine months ended December 31, 1996. This increase as a percentage of sales was primarily a result of increased costs at the Company's Indonesian operation during the three months ended December 31, 1997, discounting of some cigar products, and the general decline of premium cigar sales.

The Company wrote-off $743,974 of inventory for the nine months ended December 31, 1997. This was due in part to shrinkage, obsolescence and prior costing practices.

Gross profit decreased to $230,366 or 4.4% of sales for the nine months ended December 31, 1997 as compared to a gross profit of $941,301, or 19.4% of sales for the nine months ended September 30, 1996. The decrease in gross profit reflects the increase in cost of sales as described above.

Selling expenses, which includes marketing and advertising expenses, freight and expenses related to the retail operations, were $1,046,772, or 20.0% of sales for the nine months ended December 31, 1997 as compared to $445,765, or 9.2% of sales for the nine months ended December 31, 1996. The increase in selling expenses reflects the increase in marketing and advertising expenses associated with the building of brand awareness for the Company's premium cigars, an increase in freight expenses and the decline in recent sales which were not offset by a proportionate decrease in selling expenses.

General and administrative expenses, which includes administrative salaries, professional fees, travel and entertainment, insurance and other expenses, were $3,082,900, or 59.0% of sales for the nine months ended December 31, 1997 as compared to $1,058,448, or 21.8% of sales for the nine months ended December 31, 1996. The increase is primarily attributable to increases in salaries and wages, legal and accounting fees, bad debt expense, travel, telephone expense, insurance, a charge for the closure of the Miami cigar factory and a charge related to the securities litigation currently being brought against the Company to reflect the retention amount under the Company's Directors and Officers insurance policy.

The Company incurred net interest expense for the nine months ended December 31, 1997 of ($181,548) as compared to interest income of $151,277 for the nine months ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had working capital of $3,444,088. The Company's current ratio as of December 31, 1997 was approximately 1.7 to 1 as compared to approximately 6.7 to 1 at March 31, 1997. The decrease in the Company's current ratio is primarily attributable to the $2,800,000 decrease in cash and cash equivalents, an increase in short-term borrowings of approximately $2,250,000 and an increase in accruals of approximately $1,000,000. At December 31, 1997, the Company had cash of approximately $98,342.

As of July 1997, the Company ceased production of cigars in its Miami facility and transferred the entire production of its products to its facilities in the Dominican Republic and Indonesia. The Company moved into a new 32,000 square foot distribution facility in Miami in September 1997 and committed approximately $400,000 towards the costs of this facility.

On August 28, 1997, the Company entered into a credit facility with Finova Capital Corporation. Under the terms of the Finova Credit Facility, the Company can borrow up to a maximum of $3,000,000, subject to limitations based upon eligible accounts receivable and inventory. The Finova Credit Facility expires in two years and bears interest at prime plus 2.5% per annum. As of December 31, 1997, the Company had borrowed approximately $1,750,000 under the facility.

In December 1997, the Company borrowed $455,000 under a series of 9% subordinated promissory notes due 60 days from the date of funding. In connection with the borrowing, the Company agreed to issue shares of common stock in an amount based upon the length of time the loans remain outstanding.

In January 1998, approximately 220,000 pounds of the tobacco located in the Company's Jaibon, Dominican Republic processing facility was damaged due to a flood. The loss was covered by insurance and on February 11, 1998, the Company agreed to settle the claim with the insurance company for approximately $1,500,000. The remaining filler tobacco is sufficient to enable the Company to manufacture cigars for the fiscal year ended March 31, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company, its president and former chief financial officer have been named defendants in six class action complaints filed in the United States District Court for the Southern District of Florida. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5. The Company expects that the separate litigation will be consolidated into a single action. The litigation is in a preliminary stage and the Company expects to assert all available defenses. Due to the preliminary stage of these matters, the Company has not determined whether it has any liability exposure, although it has recorded a $200,000 reserve for defense costs.

ITEM 2. CHANGES IN SECURITIES

         The Company issued 563 shares of its common stock par value 0.001 in exchange for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K

                 The Company did not file a report on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Date: February 17, 1998

                                CARIBBEAN CIGAR COMPANY

                                /S/ EDWARD C. WILLIAMS
                                -----------------------
                                Edward C. Williams
                                Chief Financial Officer