Form 10KSB40
period 1998-03-31
CARIBBEAN CIGAR CO
filed 1998-07-14
CIK 1009769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

                           Commission File No. 0-21081

                             Caribbean Cigar Company
        (Exact name of Small Business Issuer as Specified in its Charter)

                     Florida                                    65-0613303
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                     Identification No.)

       8305 NW 27th Street, Suite 111
              Miami, Florida                                       33122
       (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code: (305) 267-3911

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

            Title of Each Class                       Name of Each Exchange on Which Registered
       Common Stock, par value $.001 per share                  Nasdaq SmallCap Market
     Redeemable Common Stock Purchase Warrants                  Nasdaq SmallCap Market

     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X       No
                                       ---         ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for the fiscal year ended March 31, 1998 were $5,786,029.

     The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $0.25 per share as reported by the Nasdaq SmallCap Market on July 10, 1998 was approximately $992,071. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of June 26, 1998 was 6,470,183.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB) are incorporated by reference into Part III of this Form 10-KSB to the extent stated herein.

                                     PART I

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

ITEM 1.    BUSINESS.

INTRODUCTION

Caribbean Cigar Company and its subsidiaries (the "Company") are a vertically integrated manufacturer and distributor of premium cigars and cigar-related products. The Company manufactures and distributes a variety of brand name cigars in many segments of the premium cigar market, including large and small premium and flavored cigars. The Company's brands include: Signature Collection, Calle Ocho, Free Cuba, Celestino Vega, Havana Classico, Domino Park, Rum Runner, West Indies Vanilla, and Island Amaretto. These cigars are manufactured and/or produced in the Dominican Republic. The Company currently operates five Florida retail stores in Key Largo, Miami, Key West, Coconut Grove, and Fort Lauderdale. In April 1997, the Company purchased the assets of American Western Cigar Co. ("AWC").

PRODUCT LINES

The Company offers premium and flavored cigars in different sizes at varying retail prices.

Premium Brands

Cigars classified as "premium" are generally hand-made and have a retail price above $1.00 per cigar. Generally, premium cigars are made with natural leaf tobacco wrapper, binder and long filler. Higher grades of tobacco are generally used in premium cigars with tobacco blends varying from brand to brand depending on the desired characteristics. Premium cigars are made by wrapping natural leaf binder tobacco around the long filler tobacco to create a bunch that is placed into a mold to create the shape of the cigar. The natural leaf wrapper tobacco is hand-rolled around each bunch creating a handmade premium cigar. Cigars, including premium cigars, are also classified as "large" cigars - those weighing over 3 pounds per 1,000 cigars and "small cigars" - those weighing under 3 pounds per 1,000 cigars.

The Company has developed and markets a full line of premium cigars, which include the Company's cigars sold under the brand names of Signature Collection, Calle Ocho and Havana Classico. Each of these cigars is offered in a variety of sizes and generally sell at retail prices ranging from $5.50 to $7.50, depending on the size. Each brand of premium cigars is a blend of premium selected tobaccos. Such tobaccos are combined according to brand-specified formulas to create the cigar. Signature Collection, the Company's first cigar, was introduced in September 1995. The Havana Classico was introduced in December 1995, and Calle Ocho was introduced in April 1996.

In addition, the Company offers several premium cigars for more moderate prices. These cigars include: Free Cuba, Celestino Vega and Domino Park. Each of these cigars is offered in a variety of sizes and generally sell at retail prices ranging from $2.65 to $5.95.

Flavored Brands

In addition to premium brands, the Company also offers three flavored cigars - Rum Runner, a rum-flavored cigar, West Indies Vanilla, a vanilla-flavored cigar, and Island Amaretto, an amaretto-flavored cigar. The flavorings in these cigars are extracts, which are purchased by the Company. These cigars use premium tobacco. However, the tobacco is short-filler which is generated from the manufacture of the premium cigar brands. Each of the flavored cigars is offered in three sizes and generally sell at retail prices between $2.25 to $2.95.

Cigar-Related Products

In addition to cigars, the Company has commenced the wholesale distribution of cigar-related products used in connection with cigar manufacturing and smoking. The Company's wholly-owned subsidiary, Precision Mold, Inc. ("Precision Mold") manufactures a hard plastic mold used in connection with the cigar manufacturing process that replaces the traditional wooden mold. Simple 70 is a liquefied product developed by the Company to stabilize the humidity levels in humidors. The Perfect V is a cigar cutter developed by the Company. The Company is in the process of applying for trademark registrations of its Simple 70 and Perfect V products.

THE MARKET

Industry reports show that worldwide cigar sales increased in 1994 for the first time since 1973. However, even with this increase, there has still been a significant decrease of actual cigar sales since 1970, considering that in 1973 cigar sales amounted to 11.2 billion cigars while in 1994, cigar sales were approximately 3.7 billion cigars. In 1996, cigar sales were estimated by the Cigar Association of America, Inc. (the "Cigar Association") to have increased to 4.4 billion cigars.

The Cigar Association's estimates also show an increase in the sales of premium cigars. In 1995, sales increased approximately 30% from 1994, and in 1996, sales increased approximately 67% from 1995. According to industry statistics, in 1996, sales of premium cigars represented approximately 274.0 million cigars or 6.4% of the United States cigar market. No assurance can be given that sales of cigars will grow in future years or that the Company will benefit from any such growth.

SALES AND MARKETING

Distribution

The Company sells its premium cigars to tobacco stores and tobacco departments of retail stores that sell a range of premium cigars and tobacco products. The Company's marketing staff advertises in the trade press and monitors customer response to the Company's cigars. The Company intends to continue to (a) direct sales of cigars to premium tobacco stores both within and outside the United States through the use of commission salespersons and independent distributors,
(b) market premium cigars manufactured by both the Company and others, and (c) introduce additional lines of premium cigars and market such cigars as well as the Company's flavored cigars through additional distribution channels.

Retail

The Company's five retail stores are located in South Florida resort areas and are designed to attract the attention of both the tourist and the premium cigar smoker. The Company's first store was opened in Key Largo in October 1994 by Mr. Kevin Doyle, the Company's Executive Vice President, under the name Caribbean Cigar Factory. In 1996, the Company opened retail stores located in the South Beach section of Miami, Key West and Coconut Grove. In 1997, the Company opened a retail store located in Fort Lauderdale. In addition to the Company's cigars, the retail stores sell other manufacturers' premium cigars and related products such as humidors, cigar cases and lighters. Retail sales are comprised of Company manufactured brands (representing approximately 35.1% of sales), cigars manufactured by others (representing approximately 32.6% of sales) and accessories (representing approximately 32.3% of sales). The Company currently plans to divest its retail operations. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Advertising and Promotions

The Company supports both the wholesale and retail distribution of its cigars through advertising in numerous publications, including Cigar Aficionado, Tobacconist, Smokeshop and Smoke magazines, along with general circulation publications oriented to persons who the Company believes would smoke premium cigars. To this end, the Company uses marketing techniques that have been identified as contributing to the increased interest in premium cigars, including, but not limited to, the sponsorship of cigar evenings at hotels, restaurants and clubs throughout the United States. The Company has expanded its advertising and marketing through promotions distributed at point of sale and through direct mail. The Company also participates in trade shows throughout the United States. The Company uses a full-service advertising agency to develop campaigns for all its cigar brands.

PRODUCTION AND MANUFACTURING

The Company's premium cigar brands are hand rolled at the Company's manufacturing facilities in the Dominican Republic. The manufacturing process for premium cigars includes the selection, purchase and aging of the tobacco and the hand rolling of the cigars. The tobacco is selected by the Company based upon the flavor and quality of the tobacco. The availability and quality of tobacco varies from season to season as a result of such factors as weather conditions and the demand for the tobacco. As a result of the difference in taste between different lots, the Company is continuously reformulating the tobaccos in its premium cigars in order to maintain a consistent taste. The Company's flavored cigars are manufactured from short-filler tobacco using a proprietary flavoring process. The cigars are made by using short-filler tobacco generated from the manufacture of the premium cigar brands. This short-filler tobacco is then combined and flavored. Once the flavored cigars are produced, they are sold through the Company's wholesale, retail and mail order channels.

In January 1997, the Company opened an 18,000 square foot cigar factory in the Pisano Free Zone, Santiago, Dominican Republic. This factory employs approximately 80 cigar makers.

RAW MATERIALS

The Company uses tobaccos from the Dominican Republic, Nicaragua, Ecuador, Indonesia, the United States and Mexico. The Company does not believe that it is dependent upon any single source for tobacco. Each buying season, the Company analyzes and evaluates the tobacco producing markets worldwide. The Company seeks to use, to the extent available, aged leaf that can be blended and matched to the taste profile of the Company's cigars. The Company has no long-term commitments to purchase tobacco from any single source.

The cigar industry recently has experienced shortages in certain types of natural wrapper and filler due to the increase in demand for tobacco for premium cigars. To help limit the threat of such shortages, the Company operates a processing facility and has financed the growing of tobacco in the Dominican Republic. The Company believes that it has enough tobacco to meet the Company's needs over the next year. The Company anticipates that it will continue to be able to involve a sufficient number of farmers in the Company's crop financing program to meet its future raw tobacco requirements. Although the shortages have not materially impacted cigar production, no assurances can be made that future shortages will not have an adverse effect on the Company.

The Company purchases cigar boxes from independent box manufacturers located in the Dominican Republic.

SUBSIDIARIES

In May 1996, Caribbean Cigar Company organized a wholly-owned subsidiary in the Cayman Islands under the name Caribbean Cigar Company (Cayman) Limited (the "Cayman Subsidiary") to conduct its offshore manufacturing operations. In January 1997, Caribbean Cigar Company organized a wholly-owned subsidiary, Precision Mold, Inc. to conduct its cigar mold manufacturing and distribution business. In February 1997, a wholly-owned subsidiary was organized under the name Caribbean AWC Corporation in order to facilitate the acquisition of AWC.

COMPETITION

The tobacco industry in general, including the cigar industry, is dominated by a small number of companies that are well known to the public. The Company believes that, as a manufacturer of premium cigars, it competes with a smaller number of domestic and foreign companies that specialize in premium cigars and certain larger companies that maintain premium cigar lines, including Swisher International Group, Inc., Consolidated Cigar Holdings, Inc. and General Cigar Company, Inc. However, the market for premium cigars constitutes a small portion of the cigar market. The Company believes that smokers of premium cigars purchase cigars based on the perceived quality of the tobacco and the taste profile of the cigar. The process of producing premium cigars is not patented, but is based on the expertise and experience of master craftsmen who can identify and purchase the tobacco and roll the tobacco into premium cigars. The principal characteristics that differentiate one premium cigar from another are the quality of the tobacco in the cigar, the quality of the tobacco used as a cigar wrapper and the quality of the rolling. Since cigars are a natural product, the taste profile of cigars is not uniform and is subject to change. No assurance can be given as to the market for the Company's cigars in the future or the ability of the Company to market its cigars successfully.

GOVERNMENT REGULATION; TOBACCO INDUSTRY LITIGATION

The tobacco industry, particularly with respect to cigarettes, has been subject to regulation by Federal, state and local governments, and recent trends have been toward increased regulation. Such regulations include labeling requirements, limitations on advertising and prohibition of sales to minors, laws restricting smoking in public places including offices, office buildings, restaurants and other eating establishments. Because the tobacco for the Company's cigars is hand rolled, the Company's factory may become subject to increased regulation under federal and state health and safety regulations. In addition, cigars have been subject to excise taxation at the federal, state and local level, and such taxation may increase in the future. Tobacco products are especially likely to be subject to increases in excise taxation because of the potentially detrimental effects of tobacco on the health of both smokers and others who inhale secondary smoke. No assurance can be given that future regulations, litigation and tax policies will not have a material adverse effect upon the ability of cigar companies, including the Company, to generate revenue and profits.

Health Regulations

Cigar manufacturers, like other producers of tobacco products, are subject to regulation in the U.S. at the federal, state and local levels. Together with changing public attitudes toward smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause for the decline in tobacco consumption. Moreover, the trend is toward increasing regulation of the tobacco industry.

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

On August 28, 1996, the FDA published a final rule on tobacco in the Federal Register. Specifically, the rule makes the sale of cigarettes and smokeless tobacco to children and adolescents, i.e., anyone younger than 18 years of age, a federal violation. In addition, the rule requires manufacturers, distributors and retailers to comply with certain conditions regarding the sale, distribution and promotion of tobacco products. It prohibits all free samples and limits retail sales in most circumstances to face-to-face transactions. As a result, vending machines and self-service displays are prohibited, except in facilities where the retailer or operator ensures that no person younger than 18 is present or is permitted to enter at any time. The rule limits advertising, generally, to a black-and-white, text-only format, which the FDA believes will ensure that advertising is not used to create demand for these products among young people and thus undermine the restrictions on access. Billboards and other outdoor advertising are prohibited within 1,000 feet of schools and public playgrounds. The sale and distribution of non-tobacco items, such as hats and tee shirts that carry cigarette logos, are prohibited, and sponsorship of sporting and other events is limited to the corporate name only. While the FDA originally exempted cigars from these restrictions, as the regulation evolves, it could have a material adverse effect on the Company's business.

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

In January 1993, the U.S. Environmental Protection Agency (the "EPA") published a report with respect to the respiratory health effects of passive smoking, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health impact. In June 1993, Philip Morris Companies, Inc. and five other representatives of the tobacco manufacturing and distribution industries filed suit against the EPA seeking a declaration that the EPA does not have the statutory authority to regulate environmental tobacco smoke, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment was arbitrary and capricious. The EPA report and the outcome of this litigation may lead to further legislation designed to protect nonsmokers. There can be no assurance that regulation related to passive smoking will not be adopted or that such regulation or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

OSHA Regulations

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

Litigation

In the past, the cigar industry has not experienced material health-related litigation, and, to date, the Company has not been the subject of any material health-related litigation. However, the cigarette and smokeless tobacco industries have experienced and are experiencing significant litigation involving tobacco and health issues, initiated by government entities and private citizens.

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

Historically, litigation against the tobacco industry has been brought by individual cigarette smokers. For example, in Cippollone v. Liggett Group, Inc., the United States Supreme Court held that certain federal legislation applicable specifically to cigarette manufacturers preempts claims based on failure to warn consumers about the health hazards of smoking, but does not preempt claims based on express warranty, misrepresentation and fraud, or conspiracy. Although the Company believes that the effect of the Cippollone decision, which involved cigarette smoking, will not have a material adverse effect on the operations of the Company, there can be no assurance of what the ultimate effect, if any, of the Cippollone decision or the pending cigarette industry litigation, or cigarette and tobacco regulation, will be on the cigar industry or the Company. Although there are numerous differences between the cigar and cigarette industries, the outcome of pending and future cigarette litigation may encourage various parties to bring suits on various grounds against cigar industry participants. While it is impossible to quantify what effect, if any, any such litigation may have on the Company, the Company can give no assurance that such litigation would not have a material adverse effect on the operations of the Company.

Current tobacco litigation generally falls within one of three categories: class actions, individual actions and actions brought by individual states or localities, unions and others, to recover health care costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are vigorously defending these actions. Health care cost reimbursement actions brought by state Attorneys General in Mississippi, Florida, Texas and Minnesota were settled for significant amounts in the billions of dollars. Five tobacco companies on June 20, 1997, entered into a proposed resolution that contains provisions that, if enacted by Congress, would significantly impact tobacco litigation. The proposed resolution provided for the payment of $368.5 billion dollars over the first 25 years and would, in effect, limit litigation to individual actions for compensatory damages. The proposed resolution relates to cigarettes and smokeless tobacco and it is unclear what effect, if any, it will have on the cigar industry. A recent $516 billion proposed bill was defeated in the Senate. News wire services recently have reported that major cigarette manufacturers have engaged in settlement discussions with state agencies on terms that would not require federal approval. The outcome of these discussions and the effect on the cigar industry of any settlement effected with one or more states also is unclear.

The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also a recent study published in the journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. In addition, the National Cancer Institute is expected to issue in the near future a comprehensive report on the alleged health effects of cigar smoking. Such studies and reports could affect pending and future tobacco regulation or litigation.

In May 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have been filed in a number of states. To date, a number of pending class actions against major cigarette manufacturers have been certified. One class action that had been pending in Florida was settled in 1997 for several hundred million dollars. The class was composed of flight attendants allegedly injured through exposure to secondhand smoke.

There can be no assurance that there will not be an increase in health-related litigation involving tobacco and health issues against the cigarette industry or similar litigation in the future against cigar manufacturers. The costs to the Company of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's business.

Excise Taxes

Effective January 1, 1991, the federal excise tax rate on large cigars was increased to 10.625%, capped at $25.00 per thousand cigars, and again increased to 12.75%, capped at $30.00 per thousand cigars, effective January 1, 1993. However, the base on which the federal excise tax is calculated was lowered effective January 1, 1991 to the manufacturer's selling price, net of the federal excise tax and certain other exclusions. The federal excise tax on little cigars increased from $0.75 per thousand cigars to $0.9375 per thousand cigars effective January 1, 1991. The excise tax on little cigars increased to $1.125 per thousand cigars effective January 1, 1993. The Company does not believe that the current level of excise taxes have had a material adverse effect on the Company's business, but there are no assurances that any potential increases will not have a material adverse effect on the Company's business.

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

Immigration Laws

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

INTELLECTUAL PROPERTY RIGHTS

The Company has filed applications with the United States Patent and Trademark Office for trademarks on its brands of premium cigars, its brands of flavored cigars and certain other cigars, as well as other names the Company is using or considering for new brands. The Company has received a trademark registration on the marks "Signature Collection," "SC," "Calle Ocho," "Celestino Vega," "Rum Runner," "Domino Park" and "Morro Castle." No assurance can be given that the Company will receive trademarks for any of its other brands or products. The Company has no patents on its cigars or manufacturing process.

EMPLOYEES

As of March 31, 1998, the Company employed 177 persons, of those 20 were executive and administrative, 35 were sales and marketing and 122 were manufacturing. Of such 177 persons, 172 are full-time and 5 persons are part-time. None of the Company's employees are represented by a labor union and the Company believes that employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

As of March 31, 1998, the principal properties owned or leased by the Company for use in its business included:

                                                                   Approximate
                                                   Owned or        Floor Space      Average Base      Termination
       Location            Principal Use            Leased        (Square Feet)       Rent (1)         of Lease
    -------------------   ---------------         ----------     ----------------   ------------      ------------
    Jaibon, Dominican        Factory                 Own             30,000                --             --
    Republic

    Santiago, Dominican      Factory                Lease            18,430         $  59,013           6/01
    Republic

    Miami, Florida           Sublease               Lease             5,062         $  40,432           4/02

    Miami, Florida           Sublease               Lease             3,738         $  29,857           4/02

    Miami, Florida           Sublease               Lease             1,068         $   8,500           4/02

    Miami, Florida           Sublease               Lease             2,390         $  19,909           4/02

    Miami, Florida           Sublease               Lease             4,000         $  21,000           8/99

    Miami, Florida           Corporate
                             Headquarters and
                             Distribution           Lease            32,000         $ 226,889           7/02
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

    Key Largo, Florida       Retail Store           Lease             1,000         $  11,390          10/98

    Key West, Florida        Retail Store           Lease             1,600         $  48,000           2/01

    Ft. Lauderdale, Florida  Retail Store           Lease               842         $  31,996           9/06

    Coconut Grove,
    Florida                  Retail Store           Lease               960         $  63,104          11/01

----------------------
(1) Represents approximations based on the term of the lease.

The Company believes that its existing manufacturing facilities and distribution center are adequate for the current level of the Company's operations. Furthermore, the Company believes that the facilities are well maintained, in substantial compliance with environmental laws and regulations and adequately covered by insurance. The Company also believes that the leased spaces which house its manufacturing and distribution facilities are not unique and could be replaced, if necessary, at the end of the terms of the existing leases.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings, including pending litigation. From November 1997 to January 1998, eight class action lawsuits were filed in federal court against the Company, its then chief executive officer and its former chief financial officer alleging violations of the federal securities laws between August 14, 1997 and November 14, 1997. In March 1998 the court dismissed seven of the complaints and required the plaintiffs of the dismissed complaints to file by amending the remaining complaint. Once the amended complaint (Roger Garrity, William Brotski, Gregory C. Zaremba, James G. Smith, CIV - Louis Allard, Lynda M. Bradley, Kathleen E. Dalton and Allen Cohen v. Caribbean Cigar Company, Kevin Doyle, and Thomas R. Dilk) was filed, the Company had thirty (30) days to answer. The Company has answered the complaint. Due to the preliminary stage of these matters, the Company has not determined whether it has any liability exposure, although it has recorded a $200,000 reserve for defense costs.

The Company believes that it has valid defenses to all litigation pending against it, and all cases against the Company are, and will be vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. The ultimate outcome of all pending litigation could have a material adverse effect on the Company's operating results, cash flows or financial position. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice. There can be no assurance, however, that the Company will not experience material health-related litigation in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended March 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap Market under the symbols CIGR and CIGRW respectively, and on the Boston Stock Exchange under the symbols HAV and HAVW, respectively.

The high and low closing sales prices on the Nasdaq SmallCap Market for the Company's Common Stock and Common Stock Purchase Warrants for each quarter since the Company's initial public offering on July 30, 1996 are as follows:

                                                                       Common Stock                Warrants
                                                                    -----------------         ------------------
                                                                     High        Low           High         Low
                                                                    ------      -----         ------        ----
Fiscal Period:
1996
----
Second Quarter (from August 1, 1996)                                14.375     10.125          6.000        4.000
Third Quarter                                                       11.500     10.750          5.875        4.875
Fourth Quarter                                                      12.750      7.250          6.125        2.375

1997
----
First Quarter                                                        8.750      4.375          4.000        1.500
Second Quarter                                                       5.000      4.219          2.250        1.000
Third Quarter                                                        4.938      0.813          1.500        0.125
Fourth Quarter                                                       1.469      0.594           .250         .063

1998
----
First Quarter                                                        1.125       .063           .156         .031
Second Quarter (through July 13, 1998)                                .313       .188           .031         .031



The closing sale prices quoted by the Nasdaq SmallCap Market for the Common Stock and the Warrants on June 30, 1998 were $0.188 and $0.031, respectively. All quotations provided herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of June 30, 1998, there were ___ record holders of the Common Stock based upon transfer agent reports.

In March, 1998, the Company issued ______ shares of Common Stock for $__ per share in a private placement.

The Company has paid no dividends on its Common Stock since its inception, and does not expect to pay any dividends for the foreseeable future. The Company's existing credit facility prohibits the Company from making dividends, distributions or other payments with respect to its capital stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this Form 10-KSB.

Comparison of Results of Operations

In August 1997, the Company's Board of Directors adopted a plan to sell its retail division. The Company anticipates that the division will be disposed of by August 1998. Accordingly, the retail division has been accounted for as discontinued operations for the years ended March 31, 1998, 1997 and 1996.

The following table presents, for the periods indicated, certain items in the historical consolidated statements of operations as a percentage of sales.

                                                                              Years Ended March 31,
                                                                     ---------------------------------------
                                                                      1998             1997             1996
                                                                     ------           -----             ----
Sales                                                                 100.0%            100.0%           100.0%
Cost of sales                                                          98.6              65.5            113.4
                                                                     ------           -------           ------
Gross profit (loss)                                                     1.4              34.5            (13.4)
                                                                     ------           -------           ------

Operating expenses:
   Selling expenses                                                    32.9              18.6             86.6
   General and administrative expenses                                 75.4              21.8            122.3
                                                                     ------           -------           ------
                                                                      108.3              40.4            208.9
                                                                     ------           -------           ------

Operating income (loss)                                              (106.9)             (5.9)          (222.3)
Interest (income) expense                                              10.6              (2.8)             9.8
                                                                     ------           -------           ------

Income (loss) from continuing operations                             (117.5)             (3.1)          (232.1)
Income (loss) from discontinued operations                            (15.7)              1.5             43.6
                                                                     -------          -------           ------

Net loss                                                             (133.2)%            (1.6)%         (188.5)%
                                                                     ======           =======           ======


Fiscal 1998 Compared With Fiscal 1997

Sales in Fiscal 1998 were approximately $5,786,000, a decrease of approximately $1,466,000 or 20.2% from sales in Fiscal 1997 of approximately $7,252,000. This decrease is primarily attributed to increased competition, including expanded supply from larger, well-known cigar manufacturers. In addition, due to supply problems, the Company did not record any sales of its flavored cigars between December 1997 and March 1998. Production of flavored cigars began in June 1998 at the Company's Jaibon, Dominican Republic facility.

Cost of sales in Fiscal 1998 were approximately $5,706,000, or approximately 98.6% of sales, as compared to cost of sales in Fiscal 1997 of approximately $4,748,000, or approximately 65.5% of sales. The increase is primarily attributable to write-offs of inventory due to obsolescence, shrinkage and prior costing practices, discounting of some cigar products, and the general decline in premium cigar sales.

Selling expenses includes salaries and wages, marketing and advertising expenses, shipping costs and other miscellaneous expenses. Selling expenses in Fiscal 1998 were approximately $1,902,000, or approximately 32.9% of sales, as compared to selling expenses in Fiscal 1997 of approximately $1,353,000, or approximately 18.6% of sales. This increase is due to the increase in marketing efforts to promote the Company's products. The increase consists primarily of increases in expenditures for advertising and promotional expenses, sales and marketing salaries, and shipping costs.

General and administrative expenses include administrative salaries, professional fees, travel and entertainment, insurance and other expenses. General and administrative expenses in Fiscal 1998 were approximately $4,363,000, or approximately 75.4% of sales, as compared to general and administrative expenses in Fiscal 1997 of approximately $1,581,000, or approximately 21.8% of sales. This increase is primarily attributable to increased expenditures for professional fees, administrative salaries, and travel. In addition, the Company has recorded significant charges for bad debts, loss on abandonment of its Miami factory and a charge related to the securities litigation currently being brought against the Company to reflect the retention amount under the Company's Directors and Officers insurance policy.

Interest expense in Fiscal 1998 was approximately $612,000, or approximately 10.6% of sales, as compared to interest income in Fiscal 1997 of approximately ($203,000), or approximately (2.8%) of sales. The interest expense in Fiscal 1998 is due to the Company's credit facility and subordinated notes payable. The interest income in Fiscal 1997 was due to the investment of funds from the Company's initial public offering in August 1996.

Income (loss) from discontinued operations includes the results of the Company's retail division. The loss for Fiscal 1998 includes the provision for the anticipated charges from the disposal of the division of $700,000.

As a result of the forgoing factors, the Company sustained a loss of approximately $7,707,000, or $1.46 per share for Fiscal 1998, as compared to a loss of approximately $116,000 or $0.03 per share in Fiscal 1997.

Fiscal 1997 Compared With Fiscal 1996

Sales in Fiscal 1997 were approximately $7,252,000, an increase of approximately $6,975,000 from sales in Fiscal 1996 of approximately $277,000. This increase is attributed to the expansion of its cigar manufacturing business and the wholesale distribution of products manufactured by the Company and others for sale to retailers of tobacco and related products.

Cost of sales in Fiscal 1997 were approximately $4,748,000, or approximately 65.5% of sales, as compared to cost of sales in Fiscal 1996 of approximately $314,000, or approximately 113.4% of sales. The dollar increase is primarily due to the expansion of its cigar manufacturing business and the wholesale distribution of products manufactured by the Company and others for sale to retailers of tobacco and related products

Selling expenses includes salaries and wages, marketing and advertising expenses, freight costs and other miscellaneous expenses. Selling expenses in Fiscal 1997 were approximately $1,353,000, or approximately 18.6% of sales, as compared to selling expenses in Fiscal 1996 of approximately $240,000, or approximately 86.6% of sales. This dollar increase is due to the expanded operations of the Company and increase in marketing efforts to promote the Company's products. The increase in expenditures consists primarily of sales and marketing salaries, advertising and promotional expenses, and other related selling expenses.

General and administrative expenses include administrative salaries, professional fees, travel and entertainment, insurance and other expenses. General and administrative expenses in Fiscal 1997 were approximately $1,581,000, or approximately 21.8% of sales, as compared to general and administrative expenses in Fiscal 1996 of approximately $338,000, or 122.3% of sales. This dollar increase reflects the expanded nature of the Company's business, including increased expenditures for administrative salaries and related costs, professional fees, rents and other general and administrative costs.

Interest income in Fiscal 1997 was approximately ($203,000), or approximately (2.8%) of sales as compared to interest expense in Fiscal 1996 was approximately $27,000, or approximately 9.8% of sales. The interest income in Fiscal 1997 was due to the investment of funds from the Company's initial public offering in August 1996.

As a result of the forgoing factors, the Company sustained losses of approximately $115,500, or $.03 per share for fiscal 1998, as compared to a loss of approximately $522,000 or $.16 per share in fiscal 1996.

Fiscal 1996 Compared With Fiscal 1995

The Company was founded in October 1994. During the six months from inception to March 31, 1995, the Company's sole business was the operation of one retail store in Key Largo, Florida. This was operated as a sole proprietorship by Mr. Kevin Doyle, and sold cigars manufactured by others. During the last half of the fiscal year ended March 31, 1996, the Company expanded its retail operations, commenced manufacturing cigars and established distribution channels to premium tobacco stores. Since the manufacturing of cigars began in Fiscal 1996, the results of operations for Fiscal 1996 are not comparable to Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of approximately $1,713,000. Since its inception, the Company has sustained losses of approximately $8,400,000. The Company's operations and growth has been funded by loans from investors in October 1995 of $250,000, the sale of common stock during the period December 1995 through May 1996 with gross proceeds of approximately $2,385,000, and the completion of an initial public offering of its common stock in August 1996 which netted the Company approximately $8,700,000 after expenses. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

In April 1996, the Company entered into an agreement for the future purchase of tobacco at an estimated cost of $450,000. The Company has received the majority of this tobacco and has entered into a long-term growing and processing program in the Dominican Republic and has advanced approximately $1,500,000 to date for this program.

In addition, the Company has an ample supply of tobacco for the production of cigars as well as the maintenance of a sufficient supply of non-tobacco retail products for its stores.

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

In June 1998, the Company received notice from Finova Capital Corporation ("Finova") of its intent to declare a default under the Finova line of credit. The Company and Finova entered into a forbearance agreement on July 10, 1998 (the "Forbearance Agreement"). Under the terms of the Forbearance Agreement, Finova has agreed to advance the Company up to $1.5 million. In exchange for such forbearance, the Company has agreed to pay Finova in full by September 8, 1998. In the event that the Company fails to pay the line of credit in full by such date, Finova has indicated its intent to exercise available remedies under the line of credit including foreclosure of its security interests in the Company. Because of the Company's continuing cash flow deficit and the declaration of default under the line of credit, the Company must obtain a new line of credit facility or substitute debt or equity in order to repay the line of credit and meet its anticipated working capital requirements. Furthermore, Finova holds a security interest in the Company's receivables and inventories, and could claim the Company's accounts receivable and its inventories for the purpose of liquidating such assets and applying the proceeds toward repayment of the Company's obligations under the line of credit. In such event, the Company would not be able to continue its operations, and would be forced to seek protection from its creditors or permit Finova to proceed to claim and liquidate the assets of the Company. If this were to occur, none of the Company's shareholders and no creditor other than Finova would receive any value for their rights and claims against the Company, and would realize a total loss on their investments in the Company.

RISK FACTORS

Recently Organized Business; History of Losses

         The Company was organized in October 1994 and has incurred a loss of $7.7 million, or $1.46 per share, on revenues of $5.8 million for the fiscal year ended March 31, 1998; a loss of $116,000, or $.03 per share, on revenues of $7.3 million for the fiscal year ended March 31, 1997; a loss of $522,000, or $.16 per share, on revenues of $277,000 for the fiscal year ended March 31, 1996; and a loss of $12,000, or $.00 per share, on revenues of $88,000 for the period from October 3, 1994 (inception) to March 31, 1995. The ability of the Company to operate profitably is dependent upon its ability to increase its manufacturing and distribution channels and a continuation of an increase in the market for premium cigars (as to which no assurance can be made). In addition, its costs may be increased as a result of government regulations, which may affect the ability of the Company to operate profitably. The Company is also subject to business risks associated with a developing business enterprises. No assurance can be given as to the ability of the Company to operate profitably.

Existing Default on Line of Credit; Potential Claim and Liquidation of Company's Assets; Need of Additional Investment Capital

In June 1998, the Company received notice from Finova of its intent to declare a default under the Finova line of credit. The Company and Finova entered into a forbearance agreement on July 10, 1998 (the "Forbearance Agreement"). Under the terms of the Forbearance Agreement, Finova has agreed to advance the Company up to $1.5million. In exchange for such forbearance, the Company has agreed to pay Finova in full by September 8, 1998. In the event that the Company fails to pay the line of credit in full by such date, Finova has indicated its intent to exercise available remedies under the line of credit including foreclosure of its security interests in the Company. Because of the Company's continuing cash flow deficit and the declaration of default under the line of credit, the Company must obtain a new line of credit facility or substitute debt or equity in order to repay the line of credit and meet its anticipated working capital requirements. Furthermore, Finova holds a security interest in the Company's receivables and inventories, and could claim the Company's accounts receivable and its inventories for the purpose of liquidating such assets and apply the proceeds thereof toward repayment of the Company's obligations under the line of credit. In such event, the Company would not be able to continue its operations, and would be forced to seek protection from its creditors or let Finova proceed to claim and liquidate the assets of the Company. In such event, creditors other than Finova, and the Company's shareholders, would receive no value for their rights and claims against the Company, and would realize a total loss on their investments in the Company.

Taxation and Regulation; Excise Taxes

 Cigars have long been subject to federal, state and local excise taxes and it is frequently suggested that additional excise taxes be levied on such products to support various legislative programs. The federal excise tax on large cigars, such as those manufactured and distributed by the Company, is currently 12.75% of the manufacturer's selling price net of the excise tax and certain other exclusions, with a maximum tax of $30 per 1,000 cigars. The Company is unable to predict whether significant increases in such taxes will be enacted in the future. Such increases were proposed by the Clinton Administration in 1993 to fund that administration's health care reform initiatives, but were not enacted by Congress. Imposition of significant increases in excise taxes could have a material adverse impact on the large cigar industry in general and the Company in particular.

Regulation

Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Since the early 1970's the trend has been for increasing regulation, which when coupled with changing public attitudes toward smoking, has had the effect of reducing overall consumption of tobacco products in the United States. Federal law has required warning labels on cigarettes since 1965, though no such warnings have been required for cigars. Recent federal law enacted by Congress has required states applying for certain federal grants for substance abuse programs to adopt a minimum age of 18 for purchase of tobacco products and to establish elaborate enforcement programs to support this requirement. Legislation proposed but not enacted by Congress has sought to impose (1) bans on advertising of tobacco products or on the deductibility of such advertising expenses for federal tax purposes, (2) additional labeling, warnings or listings of additives, (3) preemption of state law to impose civil liabilities on manufacturers and distributors of tobacco products, (4) reimbursement to the federal government for health care costs incurred in connection with tobacco-related conditions and
(5) regulation of tobacco products by the Food and Drug Administration as a possibly addictive "drug." Moreover, the Environmental Protection Agency has concluded that widespread exposure to so-called "secondary smoke" may present a serious and substantial public health concern. The impact of this finding and the EPA's authority to regulate "secondary smoke" are the subject of ongoing litigation. Many states and local governments have passed statutes or ordinances severely limiting the types of establishments (such as restaurants and office buildings), and the areas within such establishments, in which persons may smoke. The Company cannot predict the outcome of these legislative and regulatory initiatives or of litigation in the future. The Company believes that the trend toward increased regulation will continue, which may materially and adversely effect the tobacco products industry in general and the Company in particular.

Litigation

In the past, the cigar industry has not experienced material health-related litigation, and, to date, the Company has not been the subject of any material health-related litigation. However, the cigarette and smokeless tobacco industries have experienced and are experiencing significant litigation involving tobacco and health issues, initiated by government entities and private citizens. Several states have sued tobacco companies seeking to recover the monetary benefits paid under

Medicaid to treat residents allegedly suffering from tobacco-related illnesses. Florida and Massachusetts have enacted statutes permitting suit against the tobacco companies to recoup such Medicaid costs, and recently, one defendant has entered into a settlement with such plaintiff states, which provides that the settling defendant will, among other things, pay a portion of its profits in the future to the plaintiff. Under the Florida statute, many of the tobacco companies' traditional defenses, such as assumption of risk, are vitiated. The statute also permits the state to establish causation (that smoking causes cancer, heart disease and other ailments) through the use of purely statistical evidence. The tobacco companies have filed suit vigorously challenging the Florida law as unconstitutional. The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also a recent study published in the Journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. In addition, the National Cancer Institute is expected to issue in the near future a comprehensive report on the alleged health effects of cigar smoking. Such studies and reports could affect pending and future tobacco regulation or litigation. There can be no assurance that there will not be an increase in health-related litigation involving tobacco and health issues against the cigarette industry or similar litigation in the future against cigar manufacturers. The costs to the Company of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's business.

Tobacco Industry Risks

During the past several decades the tobacco industry has been the subject of advertising and public service campaigns against smoking in general. Furthermore, litigation has been commenced in several jurisdictions seeking damages from cigarette companies for damages resulting from cancer caused by smoking. Although the Company is recently organized and all of its cigars have been sold after the risks of smoking and the addictive nature of nicotine have become generally known, no assurance can be given that the Company will not be adversely affected by such factors.

Competition

The tobacco industry in general, including the cigar industry, is dominated by a small number of companies which are well known to the public. The Company believes that, as a manufacturer of premium cigars, it competes with a smaller number of domestic and foreign companies that specialize in premium cigars and certain larger companies that maintain premium cigar lines, including Consolidated Cigar Company, General Cigar Holdings, Inc., a division of Culbro Corporation and Swisher International Group, Inc. Each of these companies has substantially greater capital resources, manufacturing, sales and marketing experience, substantially longer and more extensive relationships with growers and long standing brand recognition and market acceptance than the Company. However, the market for premium cigars constitutes a small portion of the cigar market. The Company believes that smokers of premium cigars purchase cigars based on the perceived quality of the tobacco. The process of producing premium cigars is not patented, but is based on the know-how and experience of master craftsmen who can identify and purchase the tobacco and roll the tobacco into premium cigars. The principal characteristics that differentiate one premium cigar from another are the quality of the tobacco in the cigar, the quality of the tobacco used as a cigar wrapper, the blend of tobacco and the quality of the rolling. No assurance can be given as to the ability of the Company to compete successfully in any market in which it conducts, or may conduct, operations.

Dependence on Management; Master Craftsmen

The Company's business is largely dependent upon its executive vice president, Mr. Kevin Doyle, and the ability of the Company to hire and retain quality master cigar craftsmen. Mr. Doyle is responsible for both the blending and manufacturing of the Company's cigars and the engagement of cigar craftsmen. The Company has an employment agreement with Mr. Doyle. However, this agreement does not prohibit Mr. Doyle from terminating his employment with the Company, and the loss of service of Mr. Doyle or other key employees would have a material adverse effect upon the Company's business and prospects. The ability of the Company to increase its capacity is dependent upon its ability to hire and retain trained hand rollers. The market for qualified personnel, particularly hand rollers, is highly competitive, and the Company will compete with other cigar companies in seeking to hire such employees, and no assurance can be given as to the ability of the Company to employ or retain such persons. In connection with the Finova Credit facility, the Company maintains $2.0 million in key-man life insurance on Mr. Kevin Doyle.

Employees

     The Company currently employs approximately 172 full-time and 5 part-time employees. Of these, approximately 35 are engaged in sales and marketing, 20 in executive and administrative roles, and 122 in manufacturing. None of the Company's employees are covered by any labor union. The Company believes its relationships with its employees are generally good. The ability of the Company to fulfill its goals will be highly dependent on its ability to recruit and maintain a skilled work force of rollers. The Company recruits rollers on the basis of favorable working conditions at the Company's new facilities and competitive wages. The Company believes its requirements for skilled workers will be met for the foreseeable future, but no assurances can be given in this regard.

Trademarks

     Trademarks and brand names are central to the business of marketing and distributing premium cigars and are, accordingly, highly important to the Company's business. The Company has received trademark registration in the United States on the marks "Signature Collection," "SC," "Calle Ocho," "Celestino Vega," "Rum Runner," "Domino Park" and "Morro Castle. The Company also relies on certain non-patentable trade secrets to produce the distinctive flavors and aromas of its brands of cigars. There can be no assurance that the Company will be able to prevent unauthorized use or disclosure of such proprietary information or that other competitors will not be able to develop substantially similar formulations.

Fluctuating Sales Growth Rates and Inventory Levels

In late 1996 and early 1997, the substantial growth in demand for cigars, particularly in the U.S. market, caused several of the Company's largest competitors to experience substantial growth in their order backlog and difficulty in obtaining sufficient inventories of tobacco and sufficient skilled rollers to meet market demand. As a reaction to those developments, most cigar manufacturers increased their purchases of tobacco, hired additional rollers, manufactured more cigars and moved these additional inventories into their distribution channels. In late 1997 and into early 1998, the extraordinarily rapid rate of industry-wide sales growth that had characterized the years from 1993 through mid-1997 began to diminish. As a result, the Company experienced larger than normal levels of unsold inventory and a resulting strain on its liquidity. The Company has not experienced shortages of tobacco and skilled rollers and management believes (i) that its relationships with growers (including the Company's practice of financing growers' production) ensure it a sufficient supply of tobacco for the foreseeable future and (ii) the Company's relationships with its workers are sufficiently good and the supply of skilled workers is sufficiently large to ensure that it will continue to have a sufficient staff of skilled rollers. There can, of course, be no assurance that the Company will not experience such shortages.

Year 2000

Management has compiled a list of both internally and externally supplied information systems that utilize imbedded date codes which could experience operational difficulties in the year 2000. The Company uses third party applications or suppliers for all high level systems and reporting. These systems will either be upgraded and tested to be in compliance for the year 2000 or the Company will take necessary steps to replace the supplier. Management is testing new systems for which it is responsible. It is the Company's objective to be year 2000 compliance for all systems by the end of fiscal 1999, however, no assurances can be given that such objective will be met.

ITEM 7.    FINANCIAL STATEMENTS.

The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

By letter dated December 17, 1997, Grant Thornton LLP ("GT") informed the Company that it would not stand for re-election as the Company's firm of independent certified public accountants. There has been no disagreement between the Company and GT, nor, except as set forth below, has there occurred any "reportable event" under item 304 of Regulation S-K.

GT was the principal accountant (the "former accountant") for the Company's annual report on form 10-KSB for its fiscal year ended March 31, 1997, and:

     (1) on December 17, 1997 GT indicated that it would not stand for re-election as the Company's principal accountant for the fiscal year ended March 31, 1998;

     (2) no report of GT for either of the past two years contained an adverse opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles;

     (3) the Company's decision to seek a new auditor has been approved by its Board of Directors;

     (4) during the Company's two most recent fiscal years there were no disagreements with the former accountant on any matter or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of GT, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report (all within the meaning of Item 304(a)(1)(iv) of Regulation S-K); and

     (5) except as described below, no "reportable event" as defined in clauses
         (A) through (D) of Item 304(a)(1)(v) has occurred within the Company's two most recent fiscal years, or in any subsequent interim period.

GT's letter dated June 6, 1997 (Re: Reportable Conditions and Other Advisory Comments) noted certain internal control and structure matters that the former accountant considered reportable conditions under standards established by the American Institute of Certified Public Accountants. GT's letter dated June 6, 1997 expressly states that no disagreement had occurred.

Following receipt of GT's letter dated June 6, 1997, the Board of Directors reviewed the letter, and authorized and directed the Company's Chief Financial Officer to implement appropriate revised controls and other policies responsive to the comments set forth in the letter. The Company believes the comments were constructive and that revised policies and procedures substantially implement the comments.

The Company has retained the accounting firm of Ahearn, Jasco + Company, P. A. as its independent certified public accountants for the year ended March 31, 1998.

                                    PART III

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later that 120 days after the end of its fiscal year. Accordingly, certain information required by Part III has been omitted under Item E of the General Instructions for Form 10-KSB. Only those sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information set forth under the captions "Election of Directors" and "Executive Officers" are to be included in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION.

The information set forth under the caption "Executive Compensation" to be included in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Beneficial Owners and Management" to be included in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Transactions" to be included in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Number     Description
------     -----------
1.1        Form of Underwriting Agreement(1)
2.1        Asset Purchase Agreement(2)
3.1        Restated Certificate of Incorporation, as amended(1)
3.2        By-Laws(1)
4.1        Specimen Common Stock Certificate(1)
4.2        Specimen Warrant Certificate(1)
10.1       Employment Agreement dated April 1, 1998, between the Company and Kevin Doyle *
10.2       Employment Agreement dated April 1, 1998, between the Company and Edward C. Williams *
10.3       1996 Long-Term Incentive Plan(1)
10.4       Form of Subordinated Promissory Note *
10.5       Forbearance Agreement dated July 10, 1998 between Finova Capital Corporation and the Company *
10.6       Form of Redeemable Common Stock Purchase Warrant (included in Exhibit 4.2 of the Company's
           Registration Statement on Form S-B2, File No. 333-04415)(1)
10.7       Form of Underwriter's Warrant to purchase Warrants (included in Exhibit 4.1 of the Company's
           Registration Statement on Form S-B2, File No. 333-04415)(1)
10.8       Form of M/A Agreement between the Company and the Underwriter(1)
10.9       Non-Employee Director Stock Option Plan(1)
10.10      Asset Purchase Agreement, dated as of April 1, 1997, by and among the Company, Caribbean AWC
           Corporation, American Case & Luggage Co. d/b/a American Western Cigar Co., Lawrence D. Frutkin
           and Alfred J. Berger, Jr.(2)
16.1       Letter dated December 17, 1997 from Grant Thornton LLP, to the Registrant (3)
16.2       Letter dated January 21, 1998 from Grant Thornton LLP, to the Securities and Exchange Commission (3)
16.3       Letter dated January 27, 1998 from Grant Thornton LLP, to the Securities and Exchange Commission (3)
21.1       List of all the Company's subsidiaries *
24.1       Powers of attorney (included on Signature Page) *
27.1       Financial Data Schedule *

-------------

 (1) Previously filed under same exhibit number in the Company's Registration Statement on Form S-B2, File No. 333-04415.
 (2)     Previously filed on Form 8-K dated April 18, 1997.
 (3)     Previously filed on Form 8-K dated January 21, 1998.
 *       Filed herewith.

 (b)     Reports on Form 8-K

         The Company filed a report on Form 8-K dated January 8, 1998 with respect to a change in its independent certified public accountants.

         The Company filed a report on Form 8-K dated April 2, 1998 with respect to the appointment of Ahearn, Jasco + Company, P.A. as its independent certified public accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CARIBBEAN CIGAR COMPANY

Date: July 14, 1998                           By: /s/ Edward C. Williams
                                                  ----------------------
                                                  Edward C. Williams, President

          In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Edward C. Williams and Kevin Doyle or either of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Edward C. Williams                      Chairman of the Board, President            July 14, 1998
---------------------------                 Chief Executive Officer and Director
Edward C. Williams                          (Principal Executive Officer)

/s/ Edward C. Williams                      Chief Financial Officer                     July 14, 1998
---------------------------                 and Director (Principal Financial
Edward C. Williams                          and Accounting Officer)

/s/ Kevin Doyle                             Executive Vice President and Director       July 14, 1998
---------------------------
Kevin Doyle

/s/ Curtis Zimmerman                        Director                                    July 14, 1998
---------------------------
Curtis Zimmerman

                        CONSOLIDATED FINANCIAL STATEMENTS
                           AND REPORTS OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                             CARIBBEAN CIGAR COMPANY
                                AND SUBSIDIARIES

                             March 31, 1998 and 1997

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Caribbean Cigar Company

We have audited the accompanying consolidated balance sheet of Caribbean Cigar Company and Subsidiaries (the "Company") as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caribbean Cigar Company and Subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations since inception, and as discussed in Note 14, the Company has entered into a forbearance agreement with its primary leader and has agreed to repay this lender by September 8, 1998, however the Company does not currently have the resources to complete this repayment. In addition, the Company is in default on approximately $380,000 of notes payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ahearn, Jasco + Company, P. A.

Pompano Beach, Florida
July 2, 1998, except as to Note 14, for
which the date is July 10, 1998

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Caribbean Cigar Company

We have audited the accompanying consolidated balance sheet of Caribbean Cigar Company and Subsidiaries as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribbean Cigar Company as of March 31, 1997 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP


Miami, Florida
June 6, 1997

                    Caribbean Cigar Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,

                                                                                       1998           1997
                                                                                  ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $     72,986    $  2,896,620
  Accounts receivable, net of allowance for doubtful
   accounts of $58,000 in 1998 and $50,000 in 1997                                     217,536       1,080,952
  Insurance proceeds receivable (note 4)                                             1,333,418              --
  Due from related parties                                                                  --          58,314
  Inventories (note 5)                                                               2,938,963       3,782,738
  Prepaid expenses and other current assets (note 7)                                   318,000       1,416,563
  Net assets held for sale (note 2)                                                  2,085,991       1,574,059
                                                                                  ------------    ------------

     Total current assets                                                            6,966,894      10,809,246

Property and equipment, net (note 6)                                                 1,593,095       1,382,089

Other assets                                                                           107,422         117,779
                                                                                  ------------    ------------

                                                                                  $  8,667,411    $ 12,309,114
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $  2,078,114    $  1,452,428
  Short-term borrowings (note 8)                                                     2,257,714              --
  Accrued litigation and professional fees                                             307,500              --
  Other accrued expenses and taxes payable                                             610,706         157,947
                                                                                  ------------    ------------

     Total current liabilities                                                       5,254,034       1,610,375
                                                                                  ------------    ------------

Commitments and contingencies (note 9)                                                      --              --

Stockholders' equity (notes 12 and 13):
  Preferred stock, $.001 par value;
    2,000,000 shares authorized, none
    issued and outstanding                                                                  --              --
  Common stock, $.001 value; 10,000,000
    shares authorized; March 31, 1998
    issued and outstanding - 6,176,602;
    March 31, 1997 - issued and
    outstanding - 5,126,218                                                              6,177           5,126
  Additional paid-in capital                                                        11,780,315      11,359,862
  Accumulated deficit                                                               (8,373,115)       (666,249)
                                                                                  ------------    ------------
     Stockholders' equity                                                            3,413,377      10,698,739
                                                                                  ------------    ------------

                                                                                  $  8,667,411    $ 12,309,114
                                                                                  ============    ============

The accompanying notes are an integral part hereof.

                    Caribbean Cigar Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Years Ended March 31,

                                                                   1998           1997           1996
                                                               -----------    -----------    -----------
Sales                                                          $ 5,786,029    $ 7,251,528    $   276,643

Cost of sales                                                    5,706,011      4,747,804        313,775
                                                               -----------    -----------    -----------

Gross profit (loss)                                                 80,018      2,503,724        (37,132)
                                                               -----------    -----------    -----------

Operating expenses:
   Selling expenses                                              1,901,679      1,352,516        239,641
   General and administrative expenses                           4,362,954      1,580,619        338,208
                                                               -----------    -----------    -----------
                                                                 6,264,633      2,933,135        577,849
                                                               -----------    -----------    -----------

Loss from continuing operations before interest
   (income) expense                                             (6,184,615)      (429,411)      (614,981)

Interest (income) expense                                          612,089       (202,556)        27,253
                                                               -----------    -----------    -----------

Loss from continuing operations                                 (6,796,704)      (226,855)      (642,234)

Discontinued operations (note 2):
   Income (loss) from discontinued operations                     (210,162)       111,349        120,647
   Loss on disposal of discontinued operations                    (700,000)            --             --
                                                               -----------    -----------    -----------
     Total discontinued operations                                (910,162)       111,349        120,647
                                                               -----------    -----------    -----------

Net loss                                                       $(7,706,866)   $  (115,506)   $  (521,587)
                                                               ===========    ===========    ===========

Basic  and diluted loss from continuing operations
   per common share                                            $     (1.29)   $     (0.05)   $     (0.20)
Basic and diluted income (loss) from discontinued operations
   per common share                                                  (0.17)          0.02           0.04
                                                               -----------    -----------    -----------
Basic and diluted net loss per common share                    $     (1.46)   $     (0.03)   $     (0.16)
                                                               ===========    ===========    ===========
Basic and diluted weighted average number of common shares       5,260,761      4,570,082      3,254,135
                                                               ===========    ===========    ===========



The accompanying notes are an integral part hereof.

                    Caribbean Cigar Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Common Stock
                                  ----------------------   Additional
                                                             Paid-In      Accumulated     Unearned
                                    Shares     Par Value     Capital        Deficit     Compensation      Total
                                  ---------    ---------     -------        -------     ------------      -----
Balance as of March 31, 1996      3,408,369    $ 3,408    $  1,852,945    $  (550,743)   $(11,320)     $1,294,290

Common stock issued
   through private
   placement, net (note 12)         181,329        181         639,969             --          --         640,150

Common stock issued
   upon the IPO, net (note 12)    1,523,750      1,524       8,709,514             --          --       8,711,038

Common stock issued
   for services                      33,770         34         118,163             --          --         118,197

Common stock forfeited
   in connection with stock
   option plan                      (21,000)       (21)         (5,479)            --          --          (5,500)

Compensation for non-
   employee stock options
   (note 13)                             --         --          44,750             --          --          44,750

Deferred compensation
   recognized (note 12)                  --         --              --             --      11,320          11,320

Net loss                                 --         --              --       (115,506)         --        (115,506)
                                 ----------    -------    ------------    -----------    --------      ----------
Balance as of March 31,1997       5,126,218      5,126      11,359,862       (666,249)         --      10,698,739

Common stock issued
   for services (note 12)             4,514          5          24,187             --          --          24,192

Common stock issued
   in connection with
   notes payable (note 8)         1,045,870      1,046         396,266             --          --         397,312

Net loss                                 --         --              --     (7,706,866)         --      (7,706,866)
                                 ----------    -------    ------------    -----------    --------      ----------
Balance as of March 31,1998       6,176,602    $ 6,177    $ 11,780,315    $(8,373,115)   $     --      $3,413,377
                                 ==========    =======    ============    ===========    ========      ==========


The accompanying notes are an integral part of this statement

                    Caribbean Cigar Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended March 31,

                                                                  1998           1997            1996
                                                              ------------    -----------    -----------
Continuing Operations:
Cash flows from operating activities:
    Net loss from continuing operations                        $(6,796,704)   $  (226,855)   $  (642,234)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
         Depreciation and amortization                             398,111        208,143         11,196
         Allowance for doubtful accounts                             8,000         50,000             --
         Write-off of leasehold improvements                       122,483             --             --
         Amortization of unearned compensation                          --         11,320             --
         Common stock issued for services                           24,192        162,947         62,004
         Interest expense recorded for common stock
             issued in connection with notes payable               397,312             --             --
         Decrease (increase) in accounts receivable                855,416     (1,139,393)       (49,873)
         Increase in insurance receivable                       (1,333,418)            --             --
         Decrease (increase) in inventory                        2,033,821     (3,548,971)      (233,767)
         Increase in prepaid expenses                              (91,483)    (1,391,670)       (24,893)
         Decrease (increase) in other assets                        10,357        (94,579)       (23,200)
         Increase (decrease) in accounts payable                   625,686      1,242,243        210,185
         Increase (decrease) in accrued expenses                   760,259         61,724         96,223
                                                               -----------    -----------    -----------
Net cash used by operating activities                           (2,985,968)    (4,665,091)      (594,359)
                                                               -----------    -----------    -----------

Cash flows from investing activities:
    Additions to property and equipment                           (731,600)    (1,368,490)      (214,000)
    Trademark costs                                                     --         (1,180)       (17,758)
                                                               -----------    -----------    -----------
Net cash used by investing activities                             (731,600)    (1,369,670)      (231,758)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                              --      9,345,688      1,614,356
    Increase in short-term borrowings                            2,257,714             --             --
    Advances from officers and directors                           249,700             --             --
    Repayments of advances from officers
       and directors                                              (249,700)            --             --
    Proceeds from convertible debt                                      --             --        250,000
    Principal repayments of convertible debt                            --             --       (100,000)
    Increase decrease in advances to/from related parties           58,314        (49,621)        24,151
                                                               -----------    -----------    -----------
Net cash provided by financing activities                        2,316,028      2,242,520      1,788,507
                                                               -----------    -----------    -----------

Net (decrease) increase in cash due to continuing operations    (1,401,540)     3,261,306        962,390
                                                               -----------    -----------    -----------
Discontinued Operations:
    Net income (loss) from discontinued
       operations                                                 (910,162)       111,349        120,647
    Reserve for discontinued operations                            700,000             --             --
    Net change in assets held for sale                          (1,211,932)    (1,224,836)      (334,486)
                                                               -----------    -----------    -----------
Net (decrease) in cash due to discontinued operations           (1,422,094)    (1,113,487)      (213,839)
                                                               -----------    -----------    -----------

Net (decrease) increase in cash                                 (2,823,634)     2,147,819        748,551
Cash at beginning of period                                      2,896,620        748,801            250
                                                               -----------    -----------    -----------

Cash at end of period                                          $    72,986    $ 2,896,620    $   748,801
                                                               ===========    ===========    ===========

Supplemental information:
    Cash paid for interest                                     $   180,072    $     3,600    $    10,840
                                                               ===========    ===========    ===========
    Cash paid for income taxes                                 $        --    $        --    $        --
                                                               ===========    ===========    ===========

The accompanying notes are an integral part hereof.

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997


Note 1.  Summary of Significant Accounting Policies

     (a) Basis of Presentation

         The consolidated financial statements include the accounts of Caribbean Cigar Company and its wholly owned subsidiaries, Caribbean Cigar Company (Cayman) Limited, Caribbean AWC Corporation and Precision Mold, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company's financial statements for the year ended March 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss from continuing operations of $6,796,704 for the year ended March 31,1998, and has an accumulated deficit of $8,373,115 at March 31, 1998. Subsequent to year end, the Company has entered into a forbearance agreement with its primary lender and has agreed to repay in full this lender by September 8, 1998 (see Note 14). Management recognizes that the Company must (i) generate additional resources to enable it to continue operations, (ii) restructure its existing debt, or (iii) obtain profitable operations or a combination thereof. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company ultimately obtaining profitable operations after successfully completing its debt restructuring. However, no assurances can be given that the Company will be successful in its efforts. Should the Company not be successful in obtaining capital or achieving profitable operations, the accompanying financial statements will be materially affected.

     (b) Nature of Operations

         The Company is a vertically integrated manufacturer and distributor of high quality, hand rolled premium cigars operating in South Florida and the Dominican Republic. At present, the Company also operates five retail stores in South Florida, however, these stores are being accounted for as discontinued operations.

         The Company, and the cigar industry, in general, has recently experienced shortages in certain types of natural wrapper and filler due to the increase in demand for tobacco for premium cigars. Although the shortages have not materially impacted cigar production, no assurance can be made that any possible future shortages will not have an adverse effect on the Company.

     (c) Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Balances of cash and cash equivalents in financial institutions may at times exceed the government insured limits.

     (d) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's customers are geographically dispersed but are concentrated in the tobacco industry. No customer accounts for 10% or more of the Company's sales.

     (e) Inventories

         Inventories consist of tobacco, hand rolled cigars, cigars purchased from various other distributors as well as cigar accessories. Leaf tobacco is carried at the lower of average cost or market. In accordance with generally recognized industry practice, leaf tobacco inventory is classified as current although portions of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year. Cigars and other inventories are generally valued at the lower of cost (using the first-in, first-out method) or market.

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997


     (f) Property and Equipment

         Property and equipment, which is recorded at cost, is depreciated using straight-line and accelerated methods over the estimated useful life of the assets. Leasehold improvements are amortized over the lesser of their estimated useful life or the life of the lease. The range of estimated lives for financial reporting purposes are as follows:

              Leasehold improvements                   2 to 10 years
              Machinery and equipment                        7 years
              Furniture and fixtures                    5 to 7 years

     (g) Deferred Pre-Opening Costs

         Factory pre-opening costs consisted of salaries and other direct costs incidental to the opening of the Company's Dominican Republic factory and were deferred and amortized over a one year period following the factory's opening date.

     (h) Trademarks

         Trademarks, which consist of costs accumulated in registering trade names of cigars and other tobacco related products, are being amortized on a straight-line basis over their useful lives. Trademark approval is pending on several products.

     (i) Fair Value of Financial Instruments

         Cash, accounts receivable, accounts payable and accrued liabilities are stated at cost, which approximates fair value because of the short term maturity of those items. The estimated fair value of the Company's short term borrowings is the same as the recorded value because the interest rates and terms approximate market conditions.

     (j) Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

         The Company and its eligible subsidiaries file consolidated U. S. federal income tax returns. Non-U. S. subsidiaries, which are consolidated for financial reporting, are not eligible to be included in consolidated U. S. federal income tax returns, and therefore separate provisions for income taxes have been determined for these entities. Except for return of capital and selected dividends, the Company intends to reinvest the unremitted earnings of its non-U. S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U. S. income taxes for non-U. S. subsidiaries was required for any year presented.

      (k)Loss Per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997


         common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share." The effect of shares issuable under the Company's stock plans and shares issuable upon exercise of warrants are excluded from the calculation of diluted EPS since the effect is antidilutive. The adoption of SFAS 128, which also required the restatement of previously reported EPS, did not have a material impact on the Company's reported EPS for any periods presented.

     (l) Stock Based Compensation

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with provision of SFAS 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" ("APB 25") for its stock plans. Under APB 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense.

     (m) Advertising Costs

         Advertising costs are expensed as incurred. Advertising cost for the years ended March 31, 1998, 1997 and 1996 were $955,000, $424,000 and
         $54,000, respectively.

     (n) Use of Estimates

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

     (o) Pending Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997 and the Company does not believe that adoption of these standards will have a material impact on the Company's results of operations.

     (p) Reclassifications

         Certain reclassifications of 1997 and 1996 amounts have been made to conform to the 1998 financial statement presentation.

Note 2.  Discontinued Operations

     In August 1997, the Company's Board of Directors adopted a plan to sell its retail division. The Company anticipates that the division will be disposed of by August 1998, however, there can be no assurance that any sale can be successfully completed. Accordingly, the retail division has been accounted for as discontinued operations for the years ended March 31, 1998, 1997 and 1996. The net assets of the discontinued operations consist primarily of inventories and property and equipment.

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997


     The estimated loss on the disposal of the retail division is $700,000. Summarized results of the retail division are as follows:

                                                                   1998            1997           1996
                                                               -----------    ------------   ------------
         Sales                                                 $ 2,346,383    $ 1,996,424    $   544,307
         Income (loss) from discontinued operations               (210,162)       111,349        120,647
         Loss on disposal of discontinued operations              (700,000)            --             --
         Income (loss) per common share                              (0.17)          0.02           0.04

     Net assets of the retail division, which are classified as held for sale in the accompanying balance sheets, are summarized as follows:

                                                                                   1998                1997
                                                                              ------------        ------------
        Inventories                                                           $  1,686,329         $   699,731
        Property and equipment                                                     394,007             853,520
        Other assets                                                                42,211              41,976
        Current liabilities                                                        (36,556)            (21,168)
                                                                               -----------         -----------
              Net assets of retail division                                    $ 2,085,991         $ 1,574,059
                                                                               ===========         ===========

Note 3.  Acquisitions

     On April 1, 1997, the Company acquired certain assets of American Western Cigar Co. for $237,000. The acquisition has been accounted for using the purchase method with the purchase price allocated to tobacco inventory, cigar molds, finished cigars, trademarks and goodwill. In connection with the acquisition, the Company entered into consulting agreements with the two principals to provide consulting services for three years at varying rates of performance based compensation as defined in the agreements.
     The Company is currently in a dispute with the two principals, due to among other things, their breach of certain provisions of the consulting agreements. As a result, the agreements were terminated in fiscal 1998. The Company has accrued all amounts which may be due under the consulting agreements.

Note 4.  Insurance Proceeds Receivable

     On January 2, 1998, the Company incurred a loss due to a flood at its leaf processing facility in Jaibon, Dominican Republic. The Company settled the loss with the insurance carrier in February 1998 and received the proceeds in April 1998.

Note 5.  Inventories

     Inventories consist of the following:


                                                                                   1998           1997
                                                                               ------------    -----------
              Raw materials                                                    $  1,227,441    $   643,006
              Finished goods                                                      1,711,522      3,139,732
                                                                               ------------    -----------
                                                                               $  2,938,963    $ 3,782,738
                                                                               ============    ===========

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997


Note 6.  Property and Equipment

     Property and equipment consist of the following:

                                                                                    1998         1997
                                                                                  ---------    --------
     Land                                                                         $  40,141    $ 20,000
     Building                                                                       379,763     200,557
     Leasehold improvements                                                         386,618     361,694
     Machinery and equipment                                                        927,008     742,460


     Furniture and fixtures                                                               235,547       208,014
                                                                                       ----------    ----------
                                                                                        1,969,077     1,532,725
     Accumulated depreciation                                                            (375,982)     (150,636)
                                                                                       ----------    ----------
                                                                                       $1,593,095    $1,382,089
                                                                                       ==========    ==========

     Depreciation and amortization expense, not including amounts related to discontinued operations, amounted to approximately $398,000, $208,000 and $11,000 for fiscal 1998, 1997 and 1996, respectively.

Note 7.  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following items at:

                                                                                     1998                1997
                                                                                  ---------            ---------
         Advances on tobacco                                                      $ 149,939           $ 1,019,145
         Prepaid insurance                                                           92,056               122,861
         Deferred pre-opening costs                                                      --                92,707
         Other                                                                       76,005               181,850
                                                                                  ---------           -----------
                                                                                  $ 318,000           $ 1,416,563
                                                                                  =========           ===========

Note 8.  Short-Term Borrowings

     On August 28, 1997, the Company entered into a credit facility with Finova Capital Corporation ("Finova Credit Facility"). Under the terms of the Finova Credit Facility, the Company can borrow up to a maximum of $3,000,000 subject to limitations based upon eligible accounts receivable and inventory. The Finova Credit Facility expires in two years and bears interest at prime plus 2.5% per annum. As of March 31, 1998, the Company had borrowed approximately $1,470,000 under the facility. At March 31, 1998, the Company is not in compliance with certain of the covenants under the facility. The Finova Credit Facility is secured by a first lien on all assets of the Company now owned or hereafter acquired. The Company is required to maintain a $1,000,000 life insurance policy of the life of Mr. Kevin Doyle payable to Finova Capital Corporation in the event of Mr. Doyle's death. In June 1998, the Company received notice from Finova of its intent to declare a default under the Finova Credit Facility (See Note 14).

     From December 1997 to February 1998, the Company borrowed $755,000 under a series of 9% subordinated promissory notes due 60 days from the date of funding. In connection the borrowing, the Company agreed to issue shares of the Company's common stock in an amount based upon the length of time the loans remain outstanding. At March 31, 1998, 1,045,870 shares of common stock have been issued in connection with these notes, which resulted in interest expense of approximately $400,000 being recorded. Approximately $375,000 has been repaid subsequent to March 31, 1998. The Company is in default on the remaining notes.

     In June 1997, the Company borrowed $250,000 from its directors to fund working capital needs. In connection with the notes, the Company granted to the directors warrants to purchase 37,500 shares of the Company's common stock at a price of $6.25 for a period of five years. The notes were repaid out of the proceeds from the Finova Credit Facility.

Note 9.  Commitments and Contingencies

     Lease Commitments

     The Company leases office and retail facilities under non-cancelable, operating leases. The lease agreements provide for certain minimum fixed rental increases and/or increases based upon changes in the consumer price index. The

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997


     agreements also contain options to extend the term of the lease. The approximate future minimum lease payments, including the lease payments for discontinued operations, at March 31, 1998, were as follows:

         1999                                                        $   568,285
         2000                                                            541,087
         2001                                                            538,837
         2002                                                            413,232
         2003                                                            204,107
         Thereafter                                                      122,932
                                                                     -----------
                                                                     $ 2,388,480
                                                                     ===========

     Rent expense, not including amounts related to discontinued operations, amounted to approximately $204,000, $173,000 and $20,000 in fiscal 1998, 1997 and 1996, respectively.

     Litigation

     The Company is involved in various legal proceedings, including pending litigation. From November 1997 to January 1998, eight class action lawsuits were filed in federal court against the Company, its then chief executive officer and its former chief financial officer alleging violations of the federal securities laws between August 14, 1997 and November 14, 1997. In March 1998 the court dismissed seven of the complaints and required the plaintiffs of the dismissed complaints to file by amending the remaining complaint. Once the amended complaint (Roger Garrity, William Brotski, Gregory C. Zaremba, James G. Smith, CIV - Louis Allard, Lynda M. Bradley, Kathleen E. Dalton and Allen Cohen v. Caribbean Cigar Company, Kevin Doyle, and Thomas R. Dilk) was filed, the Company had 30 days to answer. The Company has answered the complaint. Due to the preliminary stage of these matters, the Company has not determined whether it has any liability exposure, although it has recorded a $200,000 reserve for defense costs.

     The Company believes that it has valid defenses to all litigation pending against it, and all cases against the Company are, and will be vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. The ultimate outcome of any or all pending litigation could have a material adverse effect on the Company's operating results, cash flows or financial position.

Note 10.  Related Party Transactions

     In June 1997, certain of the Company's directors loaned the Company $250,000. The loans were repaid from the proceeds of the Finova Credit Facility (see note 8).

     As of March 31, 1998, the Company's chief financial officer had loaned the Company a total of $70,000. In connection with the series 9% subordinated notes (see note 8), the Company has issued the chief financial officer 20,000 shares of common stock.

     As of March 31, 1997, the Company had loaned $58,314 to an officer and various employees of the Company. Approximately $34,000 was collateralized by stock and the remaining balance was unsecured.

     The Company from time to time purchased and sold tobacco to entities affiliated with a former member of the Board of Directors of the Company. Purchases and sales were approximately $0 and $257,000 and $1,032,000 and $154,000, respectively, for the years ended March 31, 1998 and 1997.

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997

Note 11.  Income Taxes

     A summary of the income tax provision for the years ended March 31, 1998, 1997 and 1996 is as follows:

                                                             1998                1997              1996
                                                          -----------         --------           ---------
         Currently payable                                $        --         $     --           $      --
         Deferred tax benefit                               2,697,404           40,460             225,990
         Rate adjustments and other                                --          (40,800)                 --
         Less: Valuation allowance                         (2,697,404)             340            (225,990)
                                                          -----------         --------           ---------

              Provision for income taxes                  $        --         $     --           $      --
                                                          ===========         ========           =========

     The Company's deferred tax assets consist primarily of the following at March 31, 1998, 1997 and 1996:

                                                              1998             1997                 1996
                                                          -----------         --------           ----------
         Deferred tax assets:
           Available federal and state net operating
              loss carryovers                             $ 2,516,826         $263,923           $ 222,482
           Discontinued operations                            245,000               --                  --
           Other                                              161,228          (38,273)              3,508
         Less:  Valuation allowance                        (2,923,054)        (225,650)           (225,990)
                                                          -----------         --------           ---------

           Net deferred tax assets                        $        --         $     --           $      --
                                                          ===========         ========           =========

     There are no significant deferred tax liabilities. The Company has used a combined federal and state effective tax rate of approximately 35% for all deferred tax computations.

     The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized.

     The Company has tax net operating loss carryovers ("NOLs") of approximately $7,073,000, expiring at various dates beginning in the year 2011. Certain provisions of the tax law may limit the net operating loss carry-forwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.

Note 12.  Stockholders' Equity

     The Company completed an initial public offering ("IPO") on August 1, 1996, in which it issued and sold 1,523,750 shares of its common stock for $7.00 a share which resulted in net proceeds of approximately $8,711,000. Prior to the IPO, the Company sold 181,329 shares of common stock through a private placement of such securities. The offering price of such stock was $3.50 per share and resulted in net proceeds of approximately $640,000.

     During the year ended March 31, 1996, the Company issued shares of common stock to certain employees for services rendered or to be rendered. Under the terms of one of the issuances, the shares would vest after completion of one year of service. If the employee left the Company prior to vesting, such stock would be forfeited. The fair value of the common stock, as defined above had been reflected as compensation expense, to the extent earned, in the accompanying financial statements. The deferred compensation was recognized in fiscal 1997.

     During the year ended March 31, 1998, the Company issued shares of common stock to an employee and a contractor for services rendered. The Company also issued shares of common stock in connection with certain subordinated notes payable (see note 8).

Warrants

    On July 31, 1996, redeemable common stock purchase warrants were issued in connection with the Company's initial public offering to purchase a total of 1,325,000 at an exercise price of $7.00 per share. The redeemable common stock purchase warrants expire on August 1, 1999.

On July 31, 1996, underwriters warrants were issued in connection with the Company's initial public offering to purchase 132,500 shares of common stock at an exercise price of $10.15 per share and 132,500 redeemable common stock purchase warrants at an exercise price of $0.18125. The underwriters' warrants expire on August 1, 2001.

On June 20, 1997, in connection with loans made to the Company by certain of its directors, the Company issued warrants to purchase 187,500 shares of common stock at a price of $6.18 per share. The warrants expire on June 21, 2002.

On September 30, 1997, in connection with loans made to the Company, the Company issued warrants to purchase 37,500 shares of common stock at a price of $4.69 per share. The warrants expire on October 1, 2002.

The following table represents information related to the Company's warrant activity for the year indicated:


                                                          1998                   1997              1996
                                               ------------------------   ------------------- ----------------
                                                              Weighted-              Weighted-       Weighted-
                                                              Average                Average         Average
                                                              Exercise               Exercise        Exercise
                                                 Shares        Price      Shares     Price    Shares  Price
                                                ---------     --------   --------    -------  ------- --------
          Outstanding at beginning of year      1,457,500     $   7.30         -     $   -       -   $   -
          Granted                                 225,000         5.93   1,457,500     7.30      -       -
          Exercised                                   -           -            -       -         -       -
          Expired                                     -           -            -       -         -       -
          Forfeited                                   -           -            -       -         -       -
                                                ---------         -      ---------            -------
          Outstanding at end of year            1,682,500         7.12   1,457,500     7.30      -       -
                                                =========                =========            =======
          Warrants exercisable at end of year   1,682,500         7.12   1,457,000     7.30      -       -
                                                =========                =========            =======

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997


Note 13.  Stock Option Plans

     The Company has established two stock option plans (1996 Long-Term Incentive Stock Option Plan and Non-Employee Directors Stock Option Plan) to grant incentive and nonqualified stock options for common stock to key employees and directors. The plans expire in May 2006 and June 2006, respectively. The Company has authorized and reserved 500,000 shares under the 1996 Long-Term Incentive Stock Option Plan and 100,000 shares under the Non-Employee Directors Stock Option Plan. Except for options held by one key employee, which are non-terminable during the life of the option, outstanding options until fully vested are contingent upon continued service.

     Prior to the establishment of the 1996 Long-Term Incentive Stock Option Plan and Non-Employee Directors Stock Option Plan, the Company granted options for common stock to certain individuals. In March 1996, the Company issued an option for the purchase of 8,000 shares at $4.20 per share, which exceeded the fair market value on the date of the grant. The option was issued in consideration for certain consulting services provided to the Company. Prior to March 31, 1996, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing April 1, 1996, the Company accounts for nonqualified options issued to non-employees under SFAS 123. As a result, certain options granted to non-employees in fiscal 1997 resulted in compensation expense of $44,750.

     Had compensation cost for the stock option plan options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                              1998               1997              1996
                                                          -----------         ---------          ----------
         Net Loss
              As reported                                 $(7,706,866)        $(115,506)         $(521,587)
              Pro forma                                   $(7,839,059)        $(288,961)         $(566,087)
         Basic and diluted loss per share
              As reported                                 $     (1.46)        $   (.03)          $   (0.16)
              Pro forma                                   $     (1.49)        $   (.06)          $   (0.17)

     The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0.0 percent for all years; expected volatility of 200.0%, 30.59% and 30.59%, respectively; risk-free interest rates of 5.72%, 6.36% and 5.72%, respectively; and expected holding periods of one year in all years.

     The following table represents information related to the Company's stock option activity for the year indicated:

                                                          1998                  1997                  1996
                                                   --------------------  ---------------------    -------------------
                                                              Weighted-              Weighted-              Weighted-
                                                               Average                Average                Average
                                                               Exercise               Exercise               Exercise
                                                     Shares     Price      Shares       Price     Shares        Price
                                                   ---------  ---------  ---------   ----------  ---------  ---------
         Outstanding at beginning of year            624,000    $3.88      225,000     $1.36            --     $  --
         Granted                                     413,500     3.03      399,000      5.30       225,000      1.36
         Exercised                                        --       --           --        --            --        --
         Expired                                    (125,000)    1.25           --        --            --        --
         Forfeited                                  (234,000)    4.55           --        --            --        --
                                                   ----------            ---------               ---------
         Outstanding at end of year                  678,500     3.72      624,000      3.88       225,000      1.36
                                                   =========             =========               =========
         Options exercisable at end of year          437,500               465,000                 225,000
                                                   =========             =========               =========

                             Caribbean Cigar Company

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997

         Weighted-average fair value of
          options granted during the year          $  0.90       $0.84    $0.20
                                                   =======       =====    =====

     The following information applies to options outstanding at March 31, 1998.

                                          Options Outstanding                              Options Exercisable
                                ------------------------------------------------   -----------------------------
                                                Weighted-
                                                 Average            Weighted-                       Weighted-
          Range of                 Shares       Remaining            Average           Shares        Average
       Exercise Prices                        Contractual Life   Exercise Price                   Exercise Price
     --------------------       ----------    ----------------   ---------------   ------------   --------------
          $0 - $1.50             312,500           6.92               $1.02           302,500         $1.02
       $1.51 - $5.00             156,000           4.43                4.62                --            --
       $5.01 - $7.00             210,000           6.29                7.11           165,000          7.00

Note 14.  Subsequent Events

In June 1998, the Company received notice from Finova Capital Corporation ("Finova") of its intent to declare a default under the Finova line of credit. The Company and Finova entered into a forbearance agreement on July 10, 1998 (the "Forbearance Agreement"). Under the terms of the Forbearance Agreement, Finova has agreed to advance the Company up to $1,500,000. In exchange for such forbearance, the Company has agreed to pay Finova in full by September 8, 1998. In the event that the Company fails to pay the line of credit in full by such date, Finova has indicated its intent to exercise remedies under the line of credit. Because of the Company's continuing cash flow deficit and the declaration of default under the line of credit, the Company must obtain a new line of credit facility or substitute debt or equity in order to repay the line of credit and meet its anticipated working capital requirements. Furthermore, Finova holds a security interest in the Company's receivables and inventories, and could claim the Company's accounts receivable and its inventories for the purpose of liquidating such assets and apply the proceeds thereof toward repayment of the Company's obligations under the line of credit. In such event, the Company would not be able to continue its operations, and would be forced to seek protection from its creditors or permit Finova proceed to claim and liquidate the assets of the Company. If this were to occur, the Company's shareholders and creditors other than Finova would receive no value for their rights and claims against the Company, and would realize a total loss on their investments in the Company.