Form 10KSB40/A
period 1998-03-31
CARIBBEAN CIGAR CO
filed 1998-07-29
CIK 1009769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Purpose of Amendment: To include the information required by Part III of the Company's Form 10-KSB which was filed with the Securities and Exchange Commission on July 14, 1998.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

The Board of Directors is presently comprised of three individuals, Messrs. Edward C. Williams, Kevin Doyle, and Curtis Zimmerman.

The following table sets forth certain information concerning the directors:

Name                       Age       Position with the Company and Year First Elected Director
----                       ---       ---------------------------------------------------------
Edward C. Williams         37        Chairman of the Board, President, Chief Executive Officer, Chief Financial
                                     Officer, Treasurer, Secretary and Director, 1997
Kevin Doyle                39        Executive Vice President and Director, 1994
Curtis Zimmerman           40        Director, 1998

Biographical information concerning the directors is set forth below.

Mr. Edward C. Williams has been president, chief executive officer since June 1998. Prior to that, he was the chief financial officer since September 1997. He has been a director since November 1997. From December 1996 to September 1997, he served as president and chief executive officer of Williams Financial Group, Inc., a financial and business consulting firm. Mr. Williams was vice president
- finance of DenAmerica Corp. from April 1996 to July 1996, and he was chief financial officer of American Family Restaurants, Inc. from February 1993 to March 1996, when American Family Restaurants, Inc. merged with DenWest Restaurant Corp. Both of such corporations operated restaurants. From 1987 until January 1993, Mr. Williams was employed by KPMG Peat Marwick, most recently as a senior manager.

Mr. Kevin Doyle has been executive vice president since March 31, 1998. Prior to that, he was president, chief executive officer and a director of the Company since its organization in October 1994. From June 1987 through November 1995, Mr. Doyle was an air traffic controller in Miami, Florida. From 1983 until 1994, Mr. Doyle was involved in the cigar business on a part-time basis as a wholesaler and retailer.

Mr. Curtis Zimmerman has been a Director of the Company since January 1998. Since 1987, Mr. Zimmerman has been a partner and principle of the Zimmerman Agency, Inc., an advertising agency. Prior to that he was a partner at Pringle Dixon & Pringle where he was employed since 1979.

EXECUTIVE OFFICERS

The current executive officers of the Company are set forth below.

Name                       Position
----                       --------
Edward C. Williams         Chief Executive Officer, Chairman of the Board, President, Chief Financial Officer,
                           Secretary and Treasurer
Kevin Doyle                Executive Vice President

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 1998 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 1998, it has been determined that the following Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act by failing to file Forms 3 and Forms 4 in a timely manner: Edward C. Williams, Kevin Doyle and Curtis Zimmerman.

ITEM 10. EXECUTIVE COMPENSATION.

DIRECTORS COMPENSATION

Directors do not currently receive fees for their services as directors except as described under "Employment Contracts" below.

EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and executive officers whose total annual salary and bonus exceeded $100,000 for the last three fiscal years ending March 31, for services rendered in all capacities to the Company.

                           SUMMARY COMPENSATION TABLE


                                                   Annual Compensation      Long-Term Compensation (Awards)
                                                   -------------------     ---------------------------------
                                                                           Restricted Stock    Options, SARs
Name and Principal Position             Year         Salary      Bonus     Awards (Dollars)      (Number)
---------------------------             ----         ------      -----     ----------------      --------
Edward C. Williams - President,         1998       $  54,167       --              --             187,500
Chief Financial Officer and Director

Kevin Doyle - Executive Vice            1998       $ 150,000       --              --                  --
President and Director                  1997       $ 150,000       --              --              70,000
                                        1996       $ 102,000       --              --                  --

EMPLOYMENT CONTRACTS

The Company has employment agreements with Mr. Edward C. Williams and Mr. Kevin Doyle. The employment agreement with Mr. Williams, effective April 1, 1998, provides for his employment as Chief Financial Officer of the Company until March 31, 2001, subject to automatic renewal for successive one-year periods unless either the Company or Mr. Williams has given prior notice of non-renewal. The employment agreement further provides Mr. Williams with an annual base salary of $100,000 per year plus performance bonuses and annual increases, if any, as determined by the Company's Board of Directors. The Company also agreed to grant Mr. Williams an option to purchase 187,500 shares of its common stock at an exercise price of $0.01 per share. The option is immediately exercisable and expires in March 2008. Under his employment agreement, Mr. Williams is entitled to participate in or receive benefits under all employee and executive benefit plans or arrangements and perquisites of employment, including, but not limited to, health and disability insurance coverage, life insurance, deferred compensation and pension benefits and personal financial, investment, legal or tax advice, subject to the same terms and conditions as apply to other senior officers of the Company. Mr. Williams is entitled to receive a severance payment over a 12-month period of (i) one and one-half times his current salary including bonus and benefit payments ("Current Salary") if his employment agreement is terminated as a result of a "constructive termination" in connection with a "change of control" (as defined in the agreement generally to mean a merger, consolidation or transfer of the Company's assets pursuant to which the surviving corporation or the transferee does not agree to be bound by the terms of the agreement, or any person becomes the holder of 50% or more of the voting power of the Company), or (ii) one time his Current Salary as a result of election of either party not to renew the agreement, or (iii) an amount equal to the greater of (a) the base salary over the remaining term of the agreement or (b) his Current Salary if his agreement is terminated as a result of a "termination without cause". In addition, in the event Mr. Williams' agreement is terminated as a result of a "termination without cause" or "constructive termination," any and all stock options held by Mr. Williams will immediately become vested and exercisable.

The employment agreement with Mr. Doyle, effective April 1, 1998, provides for his employment as Executive Vice President of the Company until March 31, 2001, subject to automatic renewal for successive one-year periods unless either the Company or Mr. Williams has given prior notice of non-renewal. The employment agreement further provides Mr. Williams with an annual base salary of $150,000 per year plus performance bonuses and annual increases, if any, as determined by the Company's Board of Directors. The benefit and severance provisions in Mr. Doyle's agreement are the same as those set forth above in Mr. Williams' agreement, except that his severance amount in the event of a change of control, as defined above, would be two times his Current Salary. In addition, in the event Mr. Williams' agreement is terminated as a result of a "termination without cause" or "constructive termination," any and all stock options held by Mr. Williams will immediately become vested and exercisable

1996 LONG TERM INCENTIVE PLAN

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

The Plan is administered by a committee of no less than two disinterested directors appointed by the Board of Directors (the "Committee"). Any member or alternate member of the Committee shall not be eligible to receive options or stock under the Plan (except as to the automatic grant of options to directors) or under any plan of the Company or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted, the terms and conditions of the award, including the type of award, the exercise price and term and the restrictions and forfeiture conditions. This committee is currently comprised of Curtis Zimmerman.

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

On April of each year, commencing April 1, 1997, each non-employee director shall also receive stock options to purchase 2,500 shares of Common Stock. These annual option grants vest 25% after each three-month period following the grant with an exercise price per share equal to the greater of the fair market value on the date of grant or the par value of the Common Stock. These options have a term of ten (10) years and are exercisable as to 625 shares on the first day of July, October, January and April immediately following the date of grant. If there is a change in control of the Company, all outstanding stock options granted under the Non-Employee Directors Plan shall be made in the event of a merger, consolidation, recapitalization, reclassification, stock split, warrants or rights issuance, stock dividend or combination of shares. As of July 1998, the following eligible directors have received stock options pursuant to the Non-Employee Directors Plan during the last fiscal year: Curtis Zimmerman.

The Non-Employee Directors Stock Option Plan is administered by a committee of not less than two disinterested persons, who are appointed by the Board of Directors.

The following table sets forth information concerning options granted during the year ended March 31, 1998 pursuant to the Company's stock option plans. No stock appreciation rights ("SARs") were granted.

                   OPTION GRANTS IN YEAR ENDED MARCH 31, 1998

                                               Percent of
                             Number of       Total Options
                               Shares          Granted to
                             Underlying       Employees in    Exercise Price
Name                      Options Granted      Fiscal Year       Per Share      Expiration Date
----                      -----------------  -------------    --------------    ---------------
Edward C. Williams            187,500              45.3           $ 0.75(1)           3/08
Curtis Zimmerman                5,000               1.2             1.00              1/08

(1) Subsequent to March 31, 1998, the Company agreed to reduce the exercise price on the options to $0.01 per share.

The following table sets forth information as to options held by the executive officers named in the Summary Compensation Table.

       AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1998 AND
                          FISCAL YEAR END OPTION VALUE

                                                                Number of
                                                                Securities              Value of
                                                                Underlying          Unexercised In-
                                                               Unexercised              the-Money
                                                            Options at Fiscal      Options at Fiscal
                                                                 Year End               Year End
                              Shares
                             Acquired          Value            Exercisable/           Exercisable/
Name                      Upon Exercise      Realized          Unexercisable          Unexercisable
----                      -------------      --------          -------------          -------------
Edward C. Williams              --               --                187,500               62,578(1)
Kevin Doyle                     --               --                 70,000                   --

(1) Based upon the difference between $0.34375, the closing sales bid price of the Company's common stock on July 28, 1998, and $0.01, the exercise price.

The Company's officers named in the Summary Compensation Table did not exercise options or warrants during the year ended March 31, 1998. No SARs have been granted.

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


                                                                                         Percent of
                                                                                         Outstanding
                                                                                           Common
Name and Address(1)                                                  Shares                 Stock
-------------------                                               ------------           -----------
Edward C. Williams                                                  302,046(2)               4.5%

Kevin Doyle                                                       1,684,250(3)              25.8%
8305 NW 27th Street
Suite 111
Miami, Florida 33122

Michael Risley                                                      516,650                  7.9%
1050 Sevilla Avenue
Coral Gables, Florida 33134

All directors and executive officers as a group(2)(3)             1,991,296                 29.6%
(three persons)

-------------------
(1) Unless otherwise indicated, each person has the sole voting and investment power and direct beneficial ownership of the shares.
(2) Includes 187,500 shares of Common Stock issuable upon the exercise of an option held by Mr. Williams exercisable until March 2008.
(3) Includes 70,000 shares of Common Stock issuable upon the exercise of an option held by Mr. Doyle exercisable until June 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

In June 1997, certain of the Company's directors loaned the Company $250,000. The loans were repaid in September 1997 from the proceeds of the Finova Credit Facility together with interest in the amount of $5,000, calculated at a rate of 8% per annum.

As of March 31, 1998, the Company's chief financial officer had loaned the Company a total of $70,000 in exchange for $70,000 of the Company's series 9% subordinated notes bearing interest at a rate 9% per annum and repayable in 60 days. In connection with the series 9% subordinated notes, the Company has issued the chief financial officer 20,000 shares of Common Stock.

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

                             CARIBBEAN CIGAR COMPANY


Date: July 29, 1998                 By: /s/Edward C. Williams
                                    Edward C. Williams, President


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                           Title
Edward C. Williams*                 Chairman of the Board, President
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

Edward C. Williams*                 Chief Financial Officer
                                    and Director (Principal Financial
                                    and Accounting Officer)

Kevin Doyle*                        Executive Vice President and Director

Curtis Zimmerman*                   Director

*By: /s/ Edward C. Williams
Edward C. Williams
Attorney-in-fact
July 29, 1998