Form 10QSB
period 1998-06-30
CARIBBEAN CIGAR CO
filed 1998-08-19
CIK 1009769

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to

                         Commission file number 0-21081

                             CARIBBEAN CIGAR COMPANY
             (Exact name of registrant as specified in its charter)

                  FLORIDA                               65-0613303
      (State or other jurisdiction of                (IRS Employer
      incorporation or organization)                Identification No.)

                              8305 N.W. 27th STREET
                                    SUITE 111
                                 MIAMI, FLORIDA
                    (Address of principal executive offices)

                                      33122
                                   (Zip Code)

                                 (305) 267-3911
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 6,746,575 shares as of August 18, 1998

                    Caribbean Cigar Company and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  June 30,            March 31,
                                                                    1998               1998
                                                                ------------       ------------
                                                                 (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                     $      1,263       $     72,986
  Accounts receivable, net of allowance for doubtful
   accounts of $58,000 at June 30, 1998 and March 31, 1998           447,881            217,536
  Insurance proceeds receivable                                         --            1,333,418
  Inventories                                                      2,807,575          2,938,963
  Prepaid expenses and other current assets                          429,381            318,000
  Net assets held for sale                                         1,882,509          2,085,991
                                                                ------------       ------------

     Total current assets                                          5,568,609          6,966,894

Property and equipment, net                                        1,529,891          1,593,095

Other assets                                                          99,083            107,422
                                                                ------------       ------------

                                                                $  7,197,583       $  8,667,411
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  1,481,458       $  2,078,114
  Short-term borrowings                                            1,990,153          2,257,714
  Accrued litigation and professional fees                           222,612            307,500
  Other accrued expenses and taxes payable                           480,178            610,706
                                                                ------------       ------------

     Total current liabilities                                     4,174,401          5,254,034
                                                                ------------       ------------

Commitments and contingencies                                           --                 --

Stockholders' equity:
  Preferred stock, $.001 par value;
    2,000,000 shares authorized, none
    issued and outstanding                                              --                 --
  Common stock, $.001 value; 10,000,000
    shares authorized; June 30, 1998
    issued and outstanding - 6,502,452; March
    31, 1998 - issued and
    outstanding - 6,176,602                                            6,502              6,177
  Additional paid-in capital                                      11,970,128         11,780,315
  Accumulated deficit                                             (8,953,448)        (8,373,115)
                                                                ------------       ------------
     Stockholders' equity                                          3,023,182          3,413,377
                                                                ------------       ------------

                                                                $  7,197,583       $  8,667,411
                                                                ============       ============

The accompanying notes are an integral part hereof.

                    Caribbean Cigar Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                     For the Three Months
                                                                       Ended June 30,
                                                                -----------------------------
                                                                    1998              1997
                                                                -----------       -----------
Sales                                                           $   649,090       $ 2,287,569

Cost of sales                                                       438,655         1,186,909
                                                                -----------       -----------

Gross profit                                                        210,435         1,100,660
                                                                -----------       -----------

Operating expenses:
   Selling expenses                                                 203,215           694,533
   General and administrative expenses                              212,821         1,040,719
                                                                -----------       -----------
                                                                    416,046         1,735,252
                                                                -----------       -----------

Loss from continuing operations before interest
   (income) expense                                                (205,611)         (634,592)

Interest (income) expense                                           273,110           (11,291)
                                                                -----------       -----------

Loss from continuing operations                                    (478,721)         (623,301)

Income (loss) from discontinued operations                         (101,612)           16,212
                                                                -----------       -----------

Net loss                                                        $  (580,333)      $  (607,089)
                                                                ===========       ===========

Basic and diluted loss from continuing operations
   per common share                                             $      (.08)      $      (.12)
Basic and diluted income (loss) from discontinued
   operations per common share                                         (.01)               --
                                                                -----------       -----------
Basic and diluted net loss per common share                     $      (.09)      $      (.12)
                                                                ===========       ===========
Basic and diluted weighted average number of common shares        6,339,527         5,128,852
                                                                ===========       ===========



The accompanying notes are an integral part hereof.

                    Caribbean Cigar Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         For the Three Months
                                                                           Ended June 30,
                                                                  -----------------------------
                                                                      1998              1997
                                                                  -----------       -----------
Continuing Operations:
Cash flows from operating activities:
   Net loss from continuing operations                            $  (478,721)      $  (623,301)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                     82,368           101,133
     Write-off of leasehold improvements                                   --           122,483
     Common stock issued for services                                      --            24,198
     Interest expense recorded for common stock
       issued in connection with notes payable                        190,138                --
     Increase in accounts receivable                                 (230,345)         (103,408)
     Decrease in insurance receivable                               1,333,418                --
     Decrease (increase) in inventory                                 281,327          (277,707)
     Increase in prepaid expenses                                    (261,320)         (820,900)
     Decrease (increase) in other assets                                8,339           (13,419)
     Increase (decrease) in accounts payable                         (596,656)          241,925
     Increase (decrease) in accrued expenses                         (215,416)          176,274
                                                                  -----------       -----------
Net cash provided by (used in) operating activities                   113,132        (1,172,722)
                                                                  -----------       -----------

Cash flows from investing activities:
    Additions to property and equipment                               (19,164)         (536,309)
    Trademark costs                                                        --            (1,180)
                                                                  -----------       -----------
Net cash used in investing activities                                 (19,164)         (537,489)
                                                                  -----------       -----------

Cash flows from financing activities:
   Decrease in short-term borrowings                                 (467,561)               --
   Advances from officers and directors                                    --           249,700
   Proceeds from convertible debt                                     150,000                --
   Advances to/from related parties                                        --            36,805
                                                                  -----------       -----------
Net cash provided by (used in) financing activities                  (267,561)          286,505
                                                                  -----------       -----------

Net decrease in cash from continuing operations                      (173,593)       (1,423,706)
                                                                  -----------       -----------

Discontinued Operations:
   Net income (loss) from discontinued operations                    (101,612)           16,212
   Net change in assets held for sale                                 203,482        (1,414,602)
                                                                  -----------       -----------
Net increase (decrease) in cash from discontinued operations          101,870        (1,398,390)
                                                                  -----------       -----------

Net decrease in cash                                                  (71,723)       (2,822,096)
Cash and cash equivalents at beginning of period                       72,986         2,896,620
                                                                  -----------       -----------

Cash and cash equivalents at end of period                        $     1,263       $    74,524
                                                                  ===========       ===========

Supplemental information:
   Cash paid for interest                                         $    72,618       $        --
                                                                  ===========       ===========
   Cash paid for income taxes                                     $        --       $        --
                                                                  ===========       ===========

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and 1997, and the results of its operations and cash flows for the three months ended June 30, 1998 and 1997. Such consolidated financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1998 included in its Annual Report filed on Form 10-KSB, file no. 0-21081, which was filed on July 14, 1998. The results of operations for the period ended June 30, 1998 are not necessarily indicative of operating results for the full year.

Note 1.  Loss Per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share." The effect of shares issuable under the Company's stock plans and shares issuable upon exercise of warrants are excluded from the calculation of diluted EPS since the effect is antidilutive. The adoption of SFAS 128, which also required the restatement of previously reported EPS, did not have a material impact on the Company's reported EPS for any periods presented.

Note 2.  Discontinued Operations

     In August 1997, the Company's Board of Directors adopted a plan to sell its retail division. The Company anticipates that the division will be disposed of by August 1998, however, there can be no assurance that any sale can be successfully completed. Accordingly, the retail division has been accounted for as discontinued operations for the three months ended June 30, 1998 and 1997. The net assets of the discontinued operations consist primarily of inventories and property and equipment.

     Summarized results of the retail division are as follows:

                                                           1998              1997
                                                       -----------       -----------
     Sales                                             $   372,254       $   744,117
     Income (loss) from discontinued operations           (101,612)           16,212
     Income (loss) per common share                          (0.01)               --


     Net assets of the retail division, which are classified as held for sale in the accompanying balance sheets, are summarized as follows:

                                                            1998              1997
                                                       -----------       -----------
     Inventories                                       $ 1,504,077       $ 2,143,604
     Property and equipment                                342,608           813,216
     Other assets                                           41,211            41,631
     Current liabilities                                    (5,387)           (9,790)
                                                       -----------       -----------
     Net assets of retail division                     $ 1,882,509       $ 2,988,661
                                                       ===========       ===========

Note 3.  Debt

     Finova Credit Facility - On August 28, 1997, the Company entered into a credit facility with Finova Capital Corporation ("Finova Credit Facility"). Under the terms of the Finova Credit Facility, the Company can borrow up to a maximum of $3,000,000 subject to limitations based upon eligible accounts receivable and inventory. The Finova Credit Facility expires in two years and bears interest at prime plus 2.5% per annum. As of June 30, 1998, the Company had borrowed approximately $1,385,000 under the facility. At June 30, 1998, the Company is not in compliance with certain of the covenants under the facility. The Finova Credit Facility is secured by a first lien on all assets of the Company now owned or hereafter acquired. The Company is required to maintain a $1,000,000 life insurance policy of the life of Mr. Kevin Doyle payable to Finova Capital Corporation in the event of Mr. Doyle's death.

     In June 1998, the Company received notice from Finova of its intent to declare a default under the Finova line of credit. The Company and Finova entered into a forbearance agreement on July 10, 1998 (the "Forbearance Agreement"). Under the terms of the Forbearance Agreement, Finova has agreed to advance the Company up to $1.5 million. In exchange for such forbearance, the Company has agreed to pay Finova in full by September 8, 1998. In the event that the Company fails to pay the line of credit in full by such date, Finova has indicated its intent to exercise available remedies under the line of credit including foreclosure of its security interests in the Company. Because of the Company's continuing cash flow deficit and the declaration of default under the line of credit, the Company must obtain a new line of credit facility or substitute debt or equity in order to repay the line of credit and meet its anticipated working capital requirements. Furthermore, Finova holds a security interest in the Company's receivables and inventories, and could claim the Company's accounts receivable and its inventories for the purpose of liquidating such assets and apply the proceeds thereof toward repayment of the Company's obligations under the line of credit. In such event, the Company would not be able to continue its operations, and would be forced to seek protection from its creditors or let Finova proceed to claim and liquidate the assets of the Company. In such event, creditors other than Finova, and the Company's shareholders, would receive no value for their rights and claims against the Company, and would realize a total loss on their investments in the Company. On August 18, 1998, the Company entered into an agreement with Finova (see Note 7).

     Subordinated Notes - The Company has borrowed a total of $785,000 under a series of 9% subordinated promissory notes due 60 days from the date of funding. In connection the borrowing, the Company agreed to issue shares of the Company's common stock in an amount based upon the length of time the loans remain outstanding. For the three months ended June 30, 1998, an additional 325,850 shares of common stock have been issued in connection with these notes, which resulted in interest expense of approximately $190,000 being recorded. Approximately $410,000 remains outstanding as of June 30, 1998, which the Company is in default.

     Other - In June 1998, the Company borrowed an additional $150,000 which is convertible into 375,000 shares of common stock of the Company.

Note 4. Litigation

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

Note 5. Income Taxes

     There is no provision or benefit for income taxes in either period, as any deferred tax assets generated by the losses are offset in their entirety by valuation allowances. There are no significant deferred tax liabilities.

Note 6. New Accounting Standards

     Effective April 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These new standards will not have an effect on the Company, as (i) the Company currently has no items of other comprehensive income, therefore the Statement of Comprehensive Income will not be presented, and (ii) since the Company's continuing operations are in a single reportable segment, the provisions of SFAS No. 131 are not applicable to its continuing business. See Note 2 for the disclosures related to discontinued operations.

Note 7. Subsequent Events

     On July 28, 1998, the Company entered into an agreement with Mr. Ron Jenkins (the "Jenkins Agreement"). Under the terms of the Jenkins Agreement, Mr. Jenkins, president of SJI Wholesale, Inc. ("SJI"), (i) will facilitate the consummation of an agreement between the Company and SJI whereby the Company would grant SJI the exclusive right to market the Company's products in the United States; (ii) will attempt to arrange for the purchase of cigars manufactured for SJI by the Company; (iii) will arrange for SJI to purchase certain of the inventory of the Company for $500,000; (iv) will transfer $25,000 to the Company to cover expenses; and
     (v) will assist the Company in either restructuring or repaying its debt obligations with Finova.

     In consideration for the services to be performed by Mr. Jenkins, pursuant to the Jenkins Agreement, the Company agreed to issue Mr. Jenkins 1,000,000 shares of preferred stock of the Company (the "Preferred Stock"). In connection with the Jenkins Agreement, the Company's Board of Directors authorized the issuance of a new class of preferred securities with certain designations and preferences. Such designations and preferences include;
     (i) each share of preferred stock shall have super voting rights of four votes per share subject to Nasdaq SmallCap approval, (ii) each share of the Preferred Stock is convertible into four shares of common stock of the Company at a conversion price of $.80 per share of the Preferred Stock, and
     (iii) the Preferred Stock must be converted within 48 months from the date of issuance or Mr. Jenkins must immediately return the unconverted portion of the Preferred Stock to the Company. The Company also appointed Mr. Jenkins Chief Operating Officer, Executive Vice President and a Director of the Company. In addition, J.D. Jenkins was appointed Chief Executive Officer, President and a Director of the Company. In connection with the Jenkins Agreement, Mr. Kevin Doyle resigned as Executive Vice President and a Director of the Company.

     On August 18, 1998, the Company entered into an agreement with Finova (the "Agreement"). Under the terms of the Agreement, Finova has agreed to accept the amount of $1,000,000 as satisfaction (the "Satisfaction Amount") of the Company's obligations to Finova. The Company has agreed to make weekly installments of $16,000 including interest at one point over prime. In addition, the Company has agreed to direct one of its customers to send Finova $105,600 (the "Receivable") which the customer currently owes to the Company. The Receivable would immediately reduce the Satisfaction Amount to $894,400 if the Company were successful in arranging for its customer to send the Receivable to Finova. In the event of default under the Agreement, the Company shall be obligated to Finova for the balance owed as of the date of the event of default plus approximately $350,000. Mr. Ron Jenkins, the Company's executive vice president and chief operating officer has personally guaranteed the Company's obligations under the Agreement up to $1,000,000.

     On August 5, 1998, the Company received notice from the Nasdaq Stock Market, Inc. notifying the Company it was subject to delisting from the Nasdaq SmallCap Market due to insufficient net tangible assets and the minimum bid price requirements. The Company is contemplating a reverse stock split that the Company believes will assist in raising the bid price of the Company's common stock and thereby achieve compliance with the applicable standard. Notwithstanding Nasdaq's comments regarding the Company's net tangible assets, the Company believes it in compliance with such requirement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-QSB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-QSB, such as "expects," "believes," "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

The following should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-QSB.

Comparison of Results of Operations

In August 1997, the Company's Board of Directors adopted a plan to sell its retail division. The Company anticipates that the division will be disposed of by August 1998, however, there can be no assurance that the division will be disposed of by that date. Accordingly, the retail division has been accounted for as discontinued operations for the three months ended June 30, 1998 and 1997.

The following table presents, for the periods indicated, certain items in the historical consolidated statements of operations as a percentage of sales.

                                                       Three Months
                                                      Ended June 30,
                                                  --------------------
                                                   1998          1997
                                                  ------        ------
Sales                                              100.0%        100.0%
Cost of sales                                       67.6          51.9
                                                  ------        ------
Gross profit (loss)                                 33.4          48.1
                                                  ------        ------

Operating expenses:
   Selling expenses                                 31.3          30.4
   General and administrative expenses              32.8          45.5
                                                  ------        ------
                                                    64.1          75.9
                                                  ------        ------

Operating income (loss)                            (31.7)        (27.7)
Interest (income) expense                           42.1           (.5)
                                                  ------        ------

Income (loss) from continuing operations           (73.8)        (27.2)
Income (loss) from discontinued operations         (15.7)           .7
                                                  ------        ------

Net loss                                           (89.4)%       (26.5)%
                                                  ======        ======


Three Months Ended June 30, 1998 and 1997

Sales for the three months ended June 30, 1998 were approximately $649,000, a decrease of approximately $1,638,000 or 71.6% from sales for the three months ended June 30, 1997 of approximately $2,288,000. This decrease is primarily attributed to increased competition, including expanded supply from larger, well-known cigar manufacturers. In addition, due to supply problems, the Company did not record any sales of its flavored cigars until late June 1998. Production of flavored cigars began in June 1998 at the Company's Jaibon, Dominican Republic facility.

Cost of sales for the three months ended June 30, 1998 were approximately $439,000, or approximately 67.6% of sales, as compared to cost of sales for the three months ended June 30, 1997 of approximately $1,187,000, or approximately 51.9% of sales. The increase as a percentage of sales is primarily attributable to discounting of some cigar products and the general decline in premium cigar sales.

Selling expenses includes salaries and wages, marketing and advertising expenses, shipping costs and other miscellaneous expenses. Selling expenses for the three months ended June 30, 1998 were approximately $203,000, or approximately 31.3% of sales, as compared to selling expenses for the three months ended June 30, 1997 of approximately $695,000, or approximately 30.4% of sales. The decrease consists primarily of decreases in expenditures for advertising and promotional expenses, sales and marketing salaries, and shipping costs.

General and administrative expenses include administrative salaries, professional fees, travel and entertainment, insurance and other expenses. General and administrative expenses for the three months ended June 30, 1998 were approximately $213,000, or approximately 32.8% of sales, as compared to general and administrative expenses for the three months ended June 30, 1997 of approximately $1,041,000, or approximately 45.5% of sales. This decrease is primarily attributable to decreased expenditures for professional fees, administrative salaries, and travel. In addition, for the three months ended June 30, 1997, the Company recorded a loss on abandonment of its Miami factory.

Interest expense for the three months ended June 30, 1998 was approximately $273,000, or approximately 42.1% of sales, as compared to interest income for the three months ended June 30, 1997 of approximately ($11,000), or approximately (.5%) of sales. The interest expense for the three months ended June 30, 1998 is due to the Company's credit facility and subordinated notes payable. The interest income for the three months ended June 30, 1997 was due to the investment of funds from the Company's initial public offering in August 1996.

Income (loss) from discontinued operations includes the results of the Company's retail division.

As a result of the forgoing factors, the Company sustained a loss of approximately $580,000, or $.09 per share for the three months ended June 30, 1998, as compared to a loss of approximately $607,000 or $0.12 per share for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of approximately $1,394,000. Since its inception, the Company has sustained losses of approximately $9,000,000. The Company's operations and growth has been funded by loans from investors, the sale of common stock (including an initial public offering of its common stock in August 1996) and a credit facility from a lending institution. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

The Company has an ample supply of tobacco for the production of cigars as well as the maintenance of a sufficient supply of non-tobacco retail products for its stores. The Company has no commitments for purchases.

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

RISK FACTORS

Recently Organized Business; History of Losses

The Company was organized in October 1994 and has incurred a loss of $580,000, or $.09 per share, on revenues of $649,000 for the three months ended June 30, 1998; a loss of $7.7 million, or $1.46 per share, on revenues of $5.8 million for the fiscal year ended March 31, 1998; a loss of $116,000, or $.03 per share, on revenues of $7.3 million for the fiscal year ended March 31, 1997; a loss of $522,000, or $.16 per share, on revenues of $277,000 for the fiscal year ended March 31, 1996; and a loss of $12,000, or $.00 per share, on revenues of $88,000 for the period from October 3, 1994 (inception) to March 31, 1995. The ability of the Company to operate profitably is dependent upon its ability to increase its manufacturing and distribution channels and a continuation of an increase in the market for premium cigars (as to which no assurance can be made). In addition, its costs may be increased as a result of government regulations, which may affect the ability of the Company to operate profitably. The Company is also subject to business risks associated with a developing business enterprises. No assurance can be given as to the ability of the Company to operate profitably.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See the discussion of litigation in (a) Note 9 to the Fiscal 1998 Annual Financial Statements and (b) Note 4 to the Notes to Condensed Consolidated Financial Statements of the Company for the fiscal quarter ended June 30, 1998, which are included elsewhere in this Quarterly Report on Form 10-QSB.

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and
     Note 3 to the Notes to Condensed Consolidated Financial Statements of the Company for the fiscal quarter ended June 30, 1998, which are included elsewhere in this Quarterly Report on Form 10-QSB for a discussion on the forbearance agreement entered into with Finova Capital Corporation and a discussion on certain other subordinated notes which the Company is in default.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports of Form 8-K.

     (a) Exhibits

         27.1 - Financial Data Schedule
         99.1 - Forbearance Agreement
         99.2 - Agreement

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

                                          Date: August 19, 1997

                                          CARIBBEAN CIGAR COMPANY

                                          /S/ EDWARD C. WILLIAMS
                                          -----------------------
                                              Edward C. Williams
                                              Chief Financial Officer