Form 10QSB
period 1998-09-30
CARIBBEAN CIGAR CO
filed 1998-11-16
CIK 1009769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 321 TROY CIRCLE
                              KNOXVILLE, TENNESSEE
                    (Address of principal executive offices)

                                      37919
                                   (Zip Code)

                                 (423) 292-0006
                           (Issuer's telephone number)

                               8305 NW 27th STREET
                                    SUITE 111
                              MIAMI, FLORIDA 33122
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 842,992 shares as of November 12, 1998

                    Caribbean Cigar Company and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      Sept. 30,         March 31,
                                                                                        1998              1998
                                                                                  ---------------  ----------------
                                                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $           381  $         72,986
  Accounts receivable, net of allowance for doubtful
   accounts of $58,000 at Sept. 30, 1998 and March 31, 1998                               877,771           217,536
  Insurance proceeds receivable                                                                 -         1,333,418
  Inventories                                                                           2,165,767         2,938,963
  Prepaid expenses and other current assets                                               213,005           318,000
  Net assets held for sale                                                                765,826         2,085,991
                                                                                  ---------------  ----------------

     Total current assets                                                               4,022,750         6,966,894

Property and equipment, net                                                             1,448,115         1,593,095

Other assets                                                                               59,820           107,422
                                                                                  ---------------  ----------------

                                                                                  $     5,530,685  $      8,667,411
                                                                                  ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $     1,226,272  $      2,078,114
  Short-term borrowings                                                                 1,081,088         2,257,714
  Accrued litigation and professional fees                                                 38,000           307,500
  Other accrued expenses and taxes payable                                                251,357           610,706
                                                                                  ---------------  ----------------

     Total current liabilities                                                          2,596,717         5,254,034
                                                                                  ---------------  ----------------

Commitments and contingencies                                                                   -                 -

Stockholders' equity:
  Preferred stock, $.001 par value;
    2,000,000 shares authorized; Sept. 30, 1998 -
   issued and outstanding - 42,128; March 31, 1998 -
   none issued and outstanding                                                                 42                 -
  Common stock, $.001 value; 25,000,000
    shares authorized; Sept. 30, 1998 -
    issued and outstanding - 842,994;
    March 31, 1998 - issued and
    outstanding - 772,075                                                                     843               772
  Additional paid-in capital                                                           11,975,745        11,785,720
  Accumulated deficit                                                                  (9,042,662)       (8,373,115)
                                                                                  ---------------- ----------------
     Stockholders' equity                                                               2,933,968         3,413,377
                                                                                  ---------------  ----------------

                                                                                  $     5,530,685  $      8,667,411
                                                                                  ===============  ================

The accompanying notes are an integral part hereof.

                    Caribbean Cigar Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                         September 30,                      September 30,
                                               ---------------------------------  ---------------------------------
                                                    1998              1997             1998              1997
                                               ---------------  ----------------  ---------------  ----------------

Sales                                          $       765,617  $      1,498,802  $     1,414,707  $      3,786,371

Cost of sales                                          821,207         2,167,469        1,259,862         3,354,378
                                               ---------------  ----------------  ---------------  ----------------

Gross profit (loss)                                    (55,590)         (668,667)         154,845           431,993
                                               ---------------  ----------------  ---------------  ----------------

Operating expenses:
   Selling expenses                                    111,347           248,729          314,562           943,262
   General and administrative expenses                 (66,945)          853,540          145,886         1,894,259
                                               ---------------  ----------------  ---------------  ----------------
                                                        44,402         1,102,269          460,448         2,837,521
                                               ---------------  ----------------  ---------------  ----------------

Loss from continuing operations before
   interest expense                                    (99,992)       (1,770,936)        (305,603)       (2,405,528)

Interest expense, net                                    5,052            23,705          278,162            12,414
                                               ---------------  ----------------  ---------------  ----------------

Loss from continuing operations                       (105,044)       (1,794,641)        (583,765)       (2,417,942)

Loss from discontinued operations                     (729,396)         (255,948)        (831,008)         (239,736)
                                               ---------------  ----------------  ---------------  ----------------

Loss before extraordinary item - gain on
   debt restructuring                                 (834,440)       (2,050,589)      (1,414,773)       (2,657,678)

Extraordinary item - gain on debt
   restructuring                                       745,226                 -          745,226                 -
                                               ---------------  ----------------  ---------------  ----------------

Net income (loss)                              $       (89,214) $     (2,050,589) $      (669,547) $     (2,657,678)
                                               ===============  ================  ===============  ================

Basic and diluted loss from continuing
   operations per common share                 $          (.12) $         (2.80)  $          (.71) $         (3.77)
Basic and diluted loss from discontinued
   operations per common share                            (.87)            (.40)            (1.02)            (.37)
Basic and diluted - extraordinary item - gain
   on debt restructuring                                   .88                 -              .91                 -
                                               ---------------  ----------------  ---------------  ----------------
Basic and diluted net loss per common share    $          (.11) $         (3.20)  $          (.82) $         (4.14)
                                               ===============  ================  ===============  ================
Basic and diluted weighted average number
   of common shares                                    842,994           641,271          817,718           641,271
                                               ===============  ================  ===============  ================



The accompanying notes are an integral part hereof.

                    Caribbean Cigar Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                        For the Six Months
                                                                                           Ended Sept. 30,
                                                                                  ----------------------------------
                                                                                        1998              1997
                                                                                  ----------------  ----------------
Continuing Operations:
Cash flows from operating activities:
   Net loss from continuing operations                                            $      (583,765)  $    (2,417,942)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                                        164,144           220,065
     Allowance for doubtful accounts                                                            -           150,000
     Write-off of leasehold improvements                                                        -           122,483
     Common stock issued for services                                                           -            24,196
     Interest expense recorded for common stock
       issued in connection with notes payable                                            190,138                 -
     Increase in accounts receivable                                                     (660,235)          (51,607)
     Decrease in insurance receivable                                                   1,333,418                 -
     Decrease (increase) in inventory                                                     923,135           207,670
     Increase in prepaid expenses                                                         (44,944)         (389,753)
     Decrease (increase) in other assets                                                   47,602          (427,256)
     Increase (decrease) in accounts payable                                             (851,842)          544,456
     Increase (decrease) in accrued expenses                                             (628,849)          283,912
                                                                                  ----------------  ----------------
Net cash used in operating activities                                                    (111,198)       (1,733,776)
                                                                                  ----------------  ----------------

Cash flows from investing activities:
    Additions to property and equipment                                                   (19,164)         (835,793)
    Trademark costs                                                                             -            (1,180)
                                                                                  ----------------  ----------------
Net cash used in investing activities                                                     (19,164)         (836,973)
                                                                                  ----------------  ----------------

Cash flows from financing activities:
   (Decrease) increase in short-term borrowings                                          (581,400)        1,734,081
    Advances from officers and directors                                                        -           249,700
   Repayment of advances from officers and directors                                            -          (249,700)
   Proceeds from convertible debt                                                         150,000                 -
   Advances to/from related parties                                                             -             9,274
                                                                                  ----------------  ----------------
Net cash provided by (used in) financing activities                                      (431,400)        1,743,355
                                                                                  ----------------  ----------------

Net decrease in cash from continuing operations                                          (561,762)         (827,394)
                                                                                  ----------------  ----------------

Discontinued Operations:
   Net income (loss) from discontinued operations                                        (831,008)         (239,736)
   Net change in assets held for sale                                                   1,320,165        (1,790,260)
                                                                                  ----------------  ----------------
Net increase (decrease) in cash from discontinued operations                              489,157        (2,029,996)
                                                                                  ----------------  ----------------

Net decrease in cash                                                                      (72,605)       (2,857,390)
Cash and cash equivalents at beginning of period                                           72,986         2,896,620
                                                                                  ----------------  ----------------

Cash and cash equivalents at end of period                                        $           381   $        39,230
                                                                                  ================  ================

Supplemental information:
   Cash paid for interest                                                         $        88,024   $             -
                                                                                  ================  ================
   Cash paid for income taxes                                                     $             -   $             -
                                                                                  ================  ================

The accompanying notes are an integral part hereof.

                    CARIBBEAN CIGAR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the six months ended September 30, 1998 and 1997. Such consolidated financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1998 included in its Annual Report filed on Form 10-KSB, file no. 0-21081, which was filed on July 14, 1998. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of operating results for the full year.

All share and per share amounts have been adjusted to reflect the one for eight reverse split of the Company's common stock effective on September 1, 1998. The authorized shares of common stock have been adjusted per subsequent shareholder action (see Note 8).

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

     For the three months ended September 30, 1998, basic and diluted earnings per share do not include 4,000,000 common shares to be issued in connection with the conversion of preferred stock into common stock, and 999,197 additional shares of common stock issuable under certain other agreements. These additional shares of common stock could not be issued until the shareholders of the Company approved the increase in authorized shares of common stock of the Company that was completed on November 9, 1998. The Company expects to issue the 999,197 additional shares in November 1998.

Note 2.  Discontinued Operations

     In August 1997, the Company's Board of Directors adopted a plan to sell its retail division. In October 1998, the Company completed the sale of one of its retail locations and closed two others. The Company anticipates that the remaining locations will be disposed of by December 1998, however, there can be no assurance that any sale can be successfully completed. Accordingly, the retail division has been accounted for as discontinued operations for the six months ended September 30, 1998 and 1997. The net assets of the discontinued operations consist primarily of inventories and property and equipment.

     Summarized results of the retail division are as follows for the six months ended September 30:

                                                                                         1998              1997
                                                                                   ---------------   ---------------
     Sales                                                                         $      891,979   $     1,236,215
     Loss from discontinued operations                                                   (831,008)         (239,736)
     Loss per common share                                                                  (0.30)            (0.37)

     Net assets of the retail division, which are classified as held for sale in the accompanying balance sheets, are summarized as follows:

                                                                                       Sept. 30,         March 31,
                                                                                         1998              1998
                                                                                   ---------------   ---------------
     Inventories                                                                   $      557,841   $     1,686,329
     Property and equipment                                                               177,611           394,007
     Other assets                                                                          35,761            42,211
     Current liabilities                                                                   (5,387)          (36,556)
                                                                                   ---------------   ---------------
     Net assets of retail division                                                 $      765,826   $     2,085,991
                                                                                   ===============   ===============

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

     In June 1998, the Company received notice from Finova Capital Corporation ("Finova") of its intent to declare a default under the Finova line of credit. The Company and Finova entered into a forbearance agreement on July 10, 1998 (the "Forbearance Agreement"). Under the terms of the Forbearance Agreement, Finova had agreed to advance the Company up to $1.5million. In exchange for such forbearance, the Company had agreed to pay Finova in full by September 8, 1998.

     On August 14, 1998, the Company and Finova entered into an agreement (the "Agreement") wherein Finova agreed to reduce the principal to $1,000,000 and the interest rate to prime plus one. Under the terms of the Agreement, the Company agreed to pay Finova $16,000 weekly for 52 weeks with the remaining balance due on August 18, 1999. In addition, Finova collected $105,600 from a customer as a reduction in the principal amount. As of September 30, 1998, the outstanding balance was approximately $780,000. The Company is accounting for the restructuring of the Finova Credit Facility following the applicable provisions of SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings."

     Subordinated Notes - The Company has borrowed a total of $785,000 under a series of 9% subordinated promissory notes due 60 days from the date of funding. In connection the borrowing, the Company agreed to issue shares of the Company's common stock in an amount based upon the length of time the loans remain outstanding. For the six months ended September 30, 1998, an additional 325,850 shares of common stock have been issued in connection with these notes, which resulted in interest expense of approximately $190,000 being recorded.

     In August and September 1998, holders of approximately $322,500 of the subordinated notes agreed to forgive the principal and interest due under the notes. Approximately $87,500 remains outstanding as of September 30, 1998, which the Company is in default. In October 1998, an additional $50,000 of the subordinated notes agreed to forgive the principal and interest due under the notes.

     Other - In June 1998, the Company borrowed an additional $150,000 which is convertible into 150,000 shares of common stock of the Company.

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

     On September 28, 1998, a memorandum of understanding (the "Memorandum") was entered into between the Company, the plaintiffs and the Company's insurance company. Under the terms of the Memorandum, the plaintiffs agreed to release the Company and the other named defendants from any and all claims in exchange for the insurance company paying $925,000 to the plaintiffs and their counsel.

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

     The Company has tax net operating loss carry-forwards ("NOLs") of approximately $7,700,000, expiring at various dates beginning in the year 2011. Certain provisions of the tax law may limit the NOLs available for use in any given year in the event of a significant change in ownership interest. There have been significant changes in stock ownership that may cause the NOLs to be limited.

Note 6. Recent Accounting Pronouncements

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

Note 7. Stockholders' Equity

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

     In consideration for the services to be performed by Mr. Jenkins, the Company agreed subject to shareholder approval to issue Mr. Jenkins 1,000,000 shares of preferred stock of the Company (the "Preferred Stock"). Each share of the Preferred Stock is convertible into four shares of common stock of the Company at a conversion price of $.80 per share of the Preferred Stock. The Preferred Stock must be converted within 48 months from the date of issuance or Mr. Jenkins must immediately return the unconverted portion of the Preferred Stock to the Company. The Company also appointed Mr. Jenkins Chief Operating Officer, Executive Vice President and a Director of the Company. In addition,

     J.D. Jenkins was appointed Chief Executive Officer, President and a Director of the Company. In connection with the Jenkins Agreement, Mr. Kevin Doyle resigned as Executive Vice President and a Director of the Company.

Note 8. Subsequent Events

     On November 9, 1998, the Company held its annual meeting of shareholders (the "1998 Annual Meeting"). At the 1998 Annual Meeting, the shareholders of the Company elected J.D. Jenkins, Ron Jenkins, Edward C. Williams, Gabriel Ripoll, Jr., Daniel Daley, Thomas Cristiano and Curtis Zimmerman to the Board of Directors of the Company, approved the issuance of in excess of 19.99% of the presently issued and outstanding Common Stock of the Company, approved the amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 1,250,000 to 25,000,000 and approved Ahearn, Jasco + Company, P.A. as the Company's independent certified public accountants.

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

Comparison of Results of Operations

In August 1997, the Company's Board of Directors adopted a plan to sell its retail division. In October 1998, the Company completed the sale of one of its retail locations and closed two other. The Company anticipates that the remaining locations will be disposed of by December 1998, however, there can be no assurance that any sale can be successfully completed. Accordingly, the retail division has been accounted for as discontinued operations for the six months ended September 30, 1998 and 1997. The net assets of the discontinued operations consist primarily of inventories and property and equipment.

The following table presents, for the periods indicated, certain items in the historical consolidated statements of operations as a percentage of sales.

                                                                     Three Months Ended          Six Months Ended
                                                                        September 31,              September 31,
                                                                  ------------------------   ------------------------
                                                                      1998         1997         1998         1997
                                                                  -----------  -----------   -----------  -----------
Sales                                                                100.0%       100.0%       100.0%       100.0%

Cost of sales                                                        107.3        144.6         89.1         88.6
                                                                  -----------  -----------   -----------  -----------

   Gross profit (loss)                                                (7.3)       (44.6)        10.9         11.4

Operating expenses
   Selling expenses                                                   14.5         16.6         22.2         24.9
   General and administrative expenses                                (8.7)        56.9         10.3         50.0
                                                                  -----------  -----------   -----------  -----------
                                                                       5.8         73.5         32.5         74.9
                                                                  -----------  -----------   -----------  -----------
Operating income (loss)                                              (13.1)      (118.1)       (21.6)       (63.5)

Interest expense                                                       0.6          1.6         19.7          0.3
                                                                  -----------  -----------   -----------  -----------

Loss from continuing operations                                      (13.7)%     (119.7)%      (41.3)%      (63.8)%
                                                                  ===========  ===========   ===========  ===========


Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

Sales for the three months ended September 30, 1998 were approximately $766,000, a decrease of approximately $733,000 or 48.9% from sales for the three months ended September 30, 1997 of approximately $1,499,000. This decrease is primarily attributed to a weakening of the domestic market for cigars, offset in part by increased demand for the Company's cigars internationally, and increased competition, including expanded supply from larger, well-known cigar manufacturers. Sales for the three months ended September 30, 1998 included a one-time sale of approximately $250,000.

Cost of sales for the three months ended September 30, 1998 were approximately $821,000, or approximately 107.3% of sales, as compared to cost of sales for the three months ended September 30, 1997 of approximately $2,167,000, or approximately 144.6% of sales. Cost of sales for the three months ended September 30, 1998 includes approximately $500,000 of costs related to the one-time sale of $250,000 described above.

Selling expenses includes salaries and wages, marketing and advertising expenses, shipping costs and other miscellaneous expenses. Selling expenses for the three months ended September 30, 1998 were approximately $111,000, or approximately 14.5% of sales, as compared to selling expenses for the three months ended September 30, 1997 of approximately $249,000, or approximately 16.6% of sales. The decrease consists primarily of decreases in expenditures for advertising and promotional expenses, sales and marketing salaries, and shipping costs. Effective July 28, 1998, the Company entered into an exclusive supply agreement with SJI Wholesale for the distribution of its cigars in the United States. As such, the Company has eliminated most of the costs associated with selling its products domestically.

General and administrative expenses include administrative salaries, professional fees, travel and entertainment, insurance and other expenses. General and administrative expenses for the three months ended September 30, 1998 were approximately ($67,000), or approximately (8.7%) of sales, as compared to general and administrative expenses for the three months ended September 30, 1997 of approximately $854,000, or approximately 56.9% of sales. For the three months ended September 30, 1998, the Company recorded the reversal of $195,000 related to the settlement of the class action lawsuit. After taking the reversal of the $195,000 into account the decrease in general and administrative expenses is primarily attributable to decreased expenditures for professional fees, administrative salaries, and travel. In addition, for the three months ended September 30, 1997, the Company recorded a loss on abandonment of its Miami factory.

Interest expense for the three months ended September 30, 1998 was approximately $5,000, or approximately 0.6% of sales, as compared to interest expense for the three months ended September 30, 1997 of approximately $24,000, or approximately 1.6% of sales.

Income (loss) from discontinued operations includes the results of the Company's retail division.

For the three months ended September 30, 1998, the Company recorded a gain on the restructuring of the debt owed to Finova Capital Corporation and certain Subordinated Note Holders of approximately $745,000.

As a result of the forgoing factors, the Company sustained a loss of approximately $89,000, or $.02 per share for the three months ended September 30, 1998, as compared to a loss of approximately $2,051,000 or $3.20 per share for the three months ended September 30, 1997.

Six Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

Sales for the six months ended September 30, 1998 were approximately $1,415,000, a decrease of approximately $2,372,000 or 62.6% from sales for the six months ended September 30, 1997 of approximately $3,786,000. This decrease is primarily attributed to a weakening of the domestic market for cigars, offset in part by increased demand for the Company's cigars internationally, and increased competition, including expanded supply from larger, well-known cigar manufacturers. Sales for the three months ended September 30, 1998 included a one-time sale of approximately $250,000. In addition, due to supply problems, for the six months ended September 30, 1998, the Company did not record any sales of its flavored cigars until late June 1998. Production of flavored cigars began in June 1998 at the Company's Jaibon, Dominican Republic facility.

Cost of sales for the six months ended September 30, 1998 were approximately $1,260,000, or approximately 89.1% of sales, as compared to cost of sales for the six months ended September 30, 1997 of approximately $3,354,000, or approximately 88.6% of sales. Cost of sales for the three months ended September 30, 1998 includes approximately $500,000 of costs related to the one-time sale of $250,000 described above. The increase as a percentage of sales is primarily attributable to discounting of some cigar products and the general decline in premium cigar sales.

Selling expenses includes salaries and wages, marketing and advertising expenses, shipping costs and other miscellaneous expenses. Selling expenses for the six months ended September 30, 1998 were approximately $315,000, or approximately 22.2% of sales, as compared to selling expenses for the six months ended September 30, 1997 of approximately $943,000, or approximately 24.9% of sales. The decrease consists primarily of decreases in expenditures for advertising and promotional expenses, sales and marketing salaries, and shipping costs. In addition, effective July 28, 1998, the Company entered into an exclusive supply agreement with SJI Wholesale for the distribution of its cigars in the United States. As such, the Company has eliminated most of the costs associated with selling its products domestically.

General and administrative expenses include administrative salaries, professional fees, travel and entertainment, insurance and other expenses. General and administrative expenses for the six months ended September 30, 1998 were approximately $146,000, or approximately 10.3% of sales, as compared to general and administrative expenses for the six months ended September 30, 1997 of approximately $1,894,000, or approximately 50.0% of sales. This decrease is primarily attributable to decreased expenditures for professional fees, administrative salaries, and travel. For the six months ended September 30, 1998, the Company recorded the reversal of $195,000 related to the settlement of the class action lawsuit. After taking the reversal of the $195,000 into account the decrease in general and administrative expenses is primarily attributable to decreased expenditures for professional fees, administrative salaries, and travel. In addition, for the six months ended September 30, 1997, the Company recorded a loss on abandonment of its Miami factory.

Interest expense for the six months ended September 30, 1998 was approximately $278,000, or approximately 19.7% of sales, as compared to interest expense for the six months ended September 30, 1997 of approximately $12,000, or approximately 0.3% of sales. Interest expense for the six months ended September 30, 1998 is due to the Company's credit facility and subordinated notes payable which were entered into in late August 1997 and December 1997, respectively.

Income (loss) from discontinued operations includes the results of the Company's retail division.

For the three months ended September 30, 1998, the Company recorded a gain on the restructuring of the debt owed to Finova Capital Corporation and certain Subordinated Note Holders of approximately $745,000.

As a result of the forgoing factors, the Company sustained a loss of approximately $670,000, or $.02 per share for the six months ended September 30, 1998, as compared to a loss of approximately $2,658,000 or $4.14 per share for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of approximately $1,426,000. Since its inception, the Company has sustained losses of approximately $9,043,000. The Company's operations have been funded by loans from investors, the sale of common stock (including an initial public offering of its common stock in August 1996) and a credit facility from a lending institution. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

The Company has an ample supply of tobacco for the production of cigars as well as the maintenance of a sufficient supply of non-tobacco retail products for its stores. The Company has no commitments for purchases.

In June 1998, the Company received notice from Finova Capital Corporation ("Finova") of its intent to declare a default under the Finova line of credit. The Company and Finova entered into a forbearance agreement on July 10, 1998 (the "Forbearance Agreement"). Under the terms of the Forbearance Agreement, Finova had agreed to advance the Company up to $1.5million. In exchange for such forbearance, the Company had agreed to pay Finova in full by September 8, 1998.

On August 14, 1998, the Company and Finova entered into an agreement (the "Agreement") wherein Finova agreed to reduce the principal to $1,000,000 and the interest rate to prime plus one. Under the terms of the Agreement, the Company agreed to pay Finova $16,000 weekly for 52 weeks with the remaining balance due on August 18, 1999. In addition, Finova collected $105,600 from a customer as a reduction in the principal amount. As of September 30, 1998, the outstanding balance was approximately $780,000.

RISK FACTORS

Recently Organized Business; History of Losses

The Company was organized in October 1994 and has incurred a loss of $580,000, or $.09 per share, on revenues of $649,000 for the six months ended June 30, 1998; a loss of $7.7 million, or $1.46 per share, on revenues of $5.8 million for the fiscal year ended March 31, 1998; a loss of $116,000, or $.03 per share, on revenues of $7.3 million for the fiscal year ended March 31, 1997; a loss of $522,000, or $.16 per share, on revenues of $277,000 for the fiscal year ended March 31, 1996; and a loss of $12,000, or $.00 per share, on revenues of $88,000 for the period from October 3, 1994 (inception) to March 31, 1995. The ability of the Company to operate profitably is dependent upon its ability to increase its manufacturing and distribution channels and a continuation of an increase in the market for premium cigars (as to which no assurance can be made). In addition, its costs may be increased as a result of government regulations, which may affect the ability of the Company to operate profitably. The Company is also subject to business risks associated with a developing business enterprises. No assurance can be given as to the ability of the Company to operate profitably.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See the discussion of litigation in (a) Note 9 to the Fiscal 1998 Annual Financial Statements and (b) Note 4 to the Notes to Condensed Consolidated Financial Statements of the Company for the fiscal quarter ended September 30, 1998, which are included elsewhere in this Quarterly Report on Form 10-QSB.

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and
     Note 4 to the Notes to Condensed Consolidated Financial Statements of the Company for the fiscal quarter ended September 30, 1998, which are included elsewhere in this Quarterly Report on Form 10-QSB for a discussion on the forbearance agreement entered into with Finova Capital Corporation and a discussion on certain other subordinated notes which the Company is in default.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports of Form 8-K.

     (a) Exhibits

         27.1 - Financial Data Schedule

     (b) Reports on Form 8-K

         None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Date: November 12, 1997

                                                     CARIBBEAN CIGAR COMPANY

                                                     /S/ EDWARD C. WILLIAMS
                                                     ----------------------
                                                         Edward C. Williams
                                                    Chief Financial Officer